Form 10-K
period 2025-12-31
Cardinal Infrastructure Group Inc.
filed 2026-03-23
CIK 2079999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-43004

Cardinal Infrastructure Group Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	39-3180206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 E. Six Forks Road, #300 Raleigh, North Carolina	27609
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 324-1964

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 Par Value	CDNL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non‑voting common equity held by non‑affiliates as of such date. As of March 18, 2026, the number of shares of Registrant’s Class A Common Stock outstanding was 15,292,984 and the number of shares of Registrant’s Class B Common Stock outstanding was 27,573,875.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cardinal Infrastructure Group Inc’s definitive Proxy Statement for its 2026 annual meeting of stockholders, which will be filed pursuant to Regulation 14A no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOTES

Unless the context otherwise requires, all references to “Cardinal Group,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (this “Report”) refer to Cardinal Infrastructure Group Inc., and unless otherwise stated, its consolidated subsidiaries. All references to “PubCo” in this Report refer to Cardinal Infrastructure Group Inc. and all references in this Report to “Cardinal” and “OpCo” refer to Cardinal Civil Contracting Holdings LLC.

All trade names, trademarks and service marks appearing in this Report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “may,” “could,” “plan,” “project,” “budget,” “predict,” “pursue,” “target,” “seek,” “objective,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded corporation and our capital programs.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

• our ability to predict demand for our services may decrease during economic recessions or volatile economic cycles, and a reduction in demand in end markets may adversely affect our business;

• our market opportunity and the potential growth of that market;

• competition for projects in our local markets;

• our ability to expand into new regions;

• our ability to successfully identify, manage and integrate acquisitions;

• our strategy, expected outcomes, and growth prospects;

• trends in our operations, industry, and markets;

• our future profitability, indebtedness, liquidity, access to capital, and financial condition;

• the effects of seasonal trends or weather conditions on our results of operations;

• the impact of inflation on costs of labor, materials and other items that are critical to our business;

• the cancellation of a significant number of contracts or our disqualification from bidding for new contracts;

• the increased expenses associated with being a public company;

• our ability to remain in compliance with extensive laws and regulations that apply to our business and operations; and

• the future trading prices of our Class A common stock.

Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors,” which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks to which our business and an investment in our common stock are subject. This summary does not list all the risks that we face. Additional discussion of the risks summarized below are included in Part I, Item 1A, “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC before making an investment decision regarding our common stock.

•
demand for our services may decrease during economic recessions or volatile economic cycles, and a reduction in demand and in end markets may adversely affect our business;
•
our geographic concentration could materially and adversely affect us if the construction industry in our current markets should decline;
•
our dependence on suppliers of materials and subcontractors could increase our costs and impair our ability to complete contracts on a timely basis or at all;
•
utility shortages or price increases could have an adverse impact on operations;
•
if we do not accurately estimate the overall risks, requirements or costs related to a project when we bid for a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract;
•
the infrastructure services industry is highly schedule-driven, and our failure to meet the schedule requirements of our contracts could adversely affect our reputation and/or expose us to financial liability;
•
we may incur higher costs to lease, acquire and maintain equipment necessary for our operations, and the market value of our owned equipment may decline;
•
because our industry is capital-intensive and we have significant fixed and semi-fixed costs, our profitability is sensitive to changes in volume;
•
interest rate changes, and the failure to hedge against them, may adversely affect us;
•
we may not accurately assess and/or estimate the quality, quantity, availability and cost of aggregates we need to complete a project, particularly for projects in rural areas;
•
we depend on key management personnel;
•
we depend on our ability to hire, train and retain qualified personnel in a competitive industry;
•
our results of operations can be adversely affected by labor shortages, turnover and labor cost increases;
•
we are required to obtain, maintain and comply with government permits, licenses and approvals, and failure to obtain, maintain, and comply with such permits, licenses and approvals could adversely affect our or our customers’ operations;
•
recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our construction projects involving concrete;
•
our business is subject to complex and evolving laws and regulations regarding data privacy and cybersecurity;
•
our strategy, which includes expanding into adjacent markets, may not be successful;
•
our use of over time revenue recognition (specifically, the recognition of revenue based on the cost-to-cost input method) accounting related to our projects could result in a reduction or elimination of previously reported revenue and profits;
•
our financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"), which requires management to make estimates and assumptions that are inherently uncertain. Significant estimates include the impacts of litigation and other loss contingency claims, fair value and other purchase accounting estimates associated with business combinations, and amounts payable pursuant to the Tax Receivable Agreement (as defined below), including estimates of future taxable income, applicable tax rates, and the timing and amount of realizable tax benefits. If these estimates prove incorrect, previously reported revenue and profits could be reduced or eliminated.

•
our backlog may not be realized or may not result in profits and may not accurately represent future revenue;

•
our principal asset is our interest in Cardinal, and, as a result, we depend on distributions from Cardinal to pay our taxes and expenses, including payments under the Tax Receivable Agreement. Cardinal’s ability to make such distributions may be subject to various limitations and restrictions;
•
the Continuing Equity Holders (as defined below) continue to have significant influence over us, including control over decisions that require the approval of stockholders;
•
the historical information in this Report may make it difficult to accurately predict our costs of operations in the future; and
•
we are subject to litigation, arbitration, or other claims which could materially and adversely affect us.

PART I

Item 1. Business.

Initial Public Offering And Organizational Transactions

Cardinal Infrastructure Group Inc (the “Cardinal Group”), a Delaware corporation, was formed on June 12, 2025. On December 11, 2025, the Cardinal Group completed an initial public offering (the “IPO”) of 11,500,000 shares of its Class A Common Stock at a price to the public of $21.00 per share, and on December 12, 2025, pursuant to the exercise in full of the underwriters’ option, the Cardinal Group completed the sale of an additional 1,725,000 shares of its Class A Common Stock at a price to the public of $21.00 per share. The gross proceeds from the IPO, including the exercise in full of the sale of the additional shares, were approximately $277.7 million, before deducting underwriting discounts and offering expenses.

The Cardinal Group used the net proceeds from the IPO to purchase 14,943,750 newly issued limited liability company units (“LLC Units”) from Cardinal for approximately $258.3 million in aggregate and became the sole managing member of Cardinal. In connection with the IPO, the Cardinal Group also issued 23,387,813 shares of its Class B Common Stock to the equity holders of Cardinal (the “Continuing Equity Holders”), which were equal to the number of LLC Units held by such Continuing Equity Holders, at the time of such issuance of Class B Common Stock, for nominal consideration.

Prior to the IPO, all of our business was conducted through Cardinal Civil Contracting, LLC, a North Carolina limited liability company ("Cardinal NC"). In connection with the IPO, we undertook certain organizational transactions (the “Reorganization”) to reorganize our organizational structure:

•
we recapitalized and reorganized Cardinal and Cardinal NC such that (i) minority equity holders of each of Cardinal NC’s non-wholly owned subsidiaries became equity holders of Cardinal NC and such non-wholly owned subsidiaries of Cardinal NC became wholly owned subsidiaries of Cardinal NC and (ii) members of Cardinal NC became members of Cardinal and Cardinal NC became a wholly owned subsidiary of Cardinal;
•
we amended and restated the Cardinal operating agreement to, among other things, (i) recapitalize all existing ownership interests in Cardinal NC, (ii) appoint Cardinal Group as the sole managing member of Cardinal upon its acquisition of LLC Units in connection with the IPO, and (iii) provide certain redemption rights to the Continuing Equity Holders; and
•
we amended and restated Cardinal Group’s certificate of incorporation to, among other things, (i) reclassify all outstanding shares of common stock into 1,718,750 shares of Class A Common Stock, as adjusted for an approximately 86 to one forward stock split, (ii) provide for Class A Common Stock, with each share of our Class A Common Stock entitling its holder to one vote per share on all matters presented to our stockholders generally, (iii) provide for Class B Common Stock, with each share of our Class B Common Stock entitling its holder to one vote per share on all matters presented to our stockholders generally, (iv) provide that shares of our Class B Common Stock may only be held by the Continuing Equity Holders and their respective permitted transferees; and (v) provide for preferred stock, which can be issued by our board of directors in one or more series without stockholder approval;

As a result of the above, Cardinal Group is a holding company with no direct operations and our principal asset is our equity interest in Cardinal, acquired in connection with the IPO. As of December 31, 2025, we owned 14,947,318 LLC Units or 39.0% of Cardinal and the Continuing Equity Holders owned the remaining 23,387,813 LLC Units or 61.0%.

As the sole managing member of Cardinal, Cardinal Group operates and controls all of the business and affairs of Cardinal and, through Cardinal, its subsidiaries. As a result, Cardinal Group consolidates Cardinal and has recorded a significant noncontrolling interest in a consolidated entity in the consolidated financial statements for the economic interest in Cardinal held by the Continuing Equity Holders.

Our organizational structure following the IPO is commonly referred to as an umbrella partnership-C corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Continuing Equity Holders to retain their equity ownership in Cardinal and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “flow-through” entity, for U.S. federal income tax purposes. In contrast, investors in Cardinal Group, hold their equity ownership in Cardinal Group, a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A Common Stock. One of the potential tax benefits to the Continuing Equity Holders associated with the Up-C structure is that future taxable income of Cardinal that is allocated to the Continuing Equity Holders who will be taxed on a flow-through basis and, therefore, will not be subject to corporate taxes at the entity level. Additionally, because the Continuing Equity Holders may have their LLC Units redeemed by Cardinal (or at our option, directly exchanged with Cardinal Group) for newly issued shares of our Class A Common Stock on a one-for-one basis (subject to customary adjustments, including for stock splits, stock dividends, and reclassifications) or, at our option, for cash, the Up-C structure also provides the Continuing Equity Holders with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. In connection with any such redemption or exchange of LLC Units, a corresponding number of shares of Class B Common Stock held by the relevant Continuing Equity Holder will automatically be transferred to Cardinal Group for no consideration and be canceled. The Continuing Equity Holders and Cardinal Group also each expect to benefit from the Up-C structure as a result of certain cash tax savings arising from redemptions or exchanges of the Continuing Equity Holder’s LLC Units for Class A Common Stock or cash, and certain other tax benefits covered by the Tax Receivable Agreement discussed in “Certain Relationships and Related Transactions— Tax Receivable Agreement” in our Registration Statement on Form S-1 (File No. 333-290850) filed with the SEC on December 1, 2025. See also “Part I. Item 1.A. Risk Factors — Risks Related to Our Organizational Structure” of this Report. In general, the Continuing Equity Holders expect to receive payments under the Tax Receivable Agreement in amounts equal to 85.0% of certain tax benefits and Cardinal Group expects to benefit in the form of cash tax savings in amounts equal to 15.0% of such tax benefits. Any payments made by us to the Continuing Equity Holders under the Tax Receivable Agreement will reduce cash otherwise arising from such tax savings. We expect such payments will be substantial.

See Note 1 to the consolidated financial statements included in “Part II. Item 8. Financial Statements and Supplementary Data” for more information about the above-mentioned transactions.

Our Company

We provide a comprehensive suite of infrastructure services to the residential, commercial, industrial, municipal, and state infrastructure markets. Our operations leverage a large highly skilled workforce and a fleet of specialized equipment to deliver wet utility installations (water, sewer, and stormwater systems), as well as grading, site clearing, erosion control, drilling and blasting, paving, and other related site services. We are becoming the platform of choice for a diverse array of infrastructure construction projects in our target geographies that require high-level technical expertise and sophistication. We seek to safely execute site work solutions within both the individual project’s schedule and budget, while strengthening our relationships with our growing list of customers. We believe we are one of the fastest-growing, full-service turnkey infrastructure services companies in the Southeastern United States. We deliver our suite of comprehensive infrastructure services that support the planning, preparation, installation, and development of residential, commercial, industrial, municipal, and state infrastructure projects, primarily through in-house teams and equipment, significantly reducing the need for outsourcing or subcontractors, which enables industry-leading project execution. Led by an experienced, long-tenured management team and supported by talented project managers, we are driven by a culture of safety and employee development. Our high-level expertise, technical sophistication, and expedited delivery of services result in strong margins. We believe we are well positioned to continue growing our revenue and profitability in a very fragmented and highly attractive industry.

We maintain deep, long-standing relationships with a diverse customer base, including some of the largest regional and national home builders, as well as general contractors supporting commercial and industrial construction. We believe these relationships enable us to consistently win new contracts and expand both within our current markets and into new geographies. We are already fully integrated within our Raleigh market and are completing integration buildouts in our other markets. We believe this significantly reduces wait times between each phase of construction, minimizes timeline risk, and increases the likelihood of successful execution. As the first step in the construction process, customers highly value our speed of delivery, quality of work, and reputation for excellence, which results in recurring business and better margins. Our dedication to proven processes, technology, and safety has enabled our strong growth and reputation.

Company History

Cardinal NC was founded in 2013 by Jeremy Spivey, our Chief Executive Officer, in Raleigh, North Carolina. We originated as a niche provider of wet utilities installation and have, over time, both organically and through acquisitions, added capabilities, including grading, site clearing, erosion control, drilling and blasting, paving, and related site services, to become a full-service, end-to-end provider of turnkey infrastructure services.

Acquisitions have been an integral part of our growth since our founding. We completed six acquisitions through December 31, 2025. We deepened our presence within the Raleigh, NC market through the acquisition of Harrelson Utility Repair & Contracting Inc. in 2021 and G. Goodwin Enterprises, LLC in 2022. We subsequently expanded into the Charlotte, NC area through the acquisition of Monroe Roadways, Inc. in July 2023 and Purcell Construction, Inc. in January 2025. In 2024, we expanded into the Greensboro, NC market organically, and in May 2025, we acquired Page & Associates, Inc., a local provider based in Greensboro. In October 2025, we acquired Red Clay Industries, Inc., a provider of asphalt paving, concrete contracting, concrete reclamation and soil stabilization in Charlotte and surrounding areas, which includes operations in South Carolina.

On February 18, 2026, the Company acquired all of the equity interests in A.L. Grading Contractors, LLC (“ALGC”) in exchange for aggregate consideration of $245.5 million consisting of (i) $129.0 million in cash (as may be adjusted pursuant to the terms and conditions set forth in the Purchase Agreement); (ii) 4,186,062 LLC Units (including an equal number of shares of the Company’s Class B Common Stock), valued at $108.0 million based on the volume weighted average price of the Company’s Class A Common Stock over the ten trading days ended February 13, 2026 and (iii) 345,680 shares of Class A Common Stock which were issued to employees of, and service providers to, ALGC at the direction of the sellers. The cash portion of the acquisition was funded through a combination of cash on hand and borrowings under our credit facility. The equity issued to the seller and the Class A Common Stock issued at the direction of the sellers are subject to lock-up agreements for 180 days. ALGC is engaged in the business of providing infrastructure services to residential, industrial and commercial projects in the greater Atlanta, Georgia area.

Industry Overview

As of December 31, 2025, we primarily operate in North Carolina, specifically the greater Charlotte, Raleigh, and Greensboro areas. Our Charlotte operations also include certain projects located in South Carolina, reflecting the city's immediate proximity to the state border. We believe operating in North Carolina benefits us due to both positive long-term demographic trends and the state’s historical commitment to funding transportation and wet utility projects. Additionally, the state has positive trends for population growth, which is a key driver for infrastructure spending. According to the 2024 census, as ranked by population, North Carolina was the ninth largest state in the United States and the fourth fastest growing in numeric growth, with a 15.8% increase from 2010 to 2024. Population in North Carolina is expected to grow by 6.3% from 2024 to 2030, according to the North Carolina Office of State Budget and Management (NC OSBM). This rapidly growing population base continues to drive demand for our services across the residential, commercial, civil, municipal, and industrial infrastructure verticals. Further, this rising population has contributed to revenue growth in our operations for each of the greater Raleigh, Charlotte and Greensboro areas of $230 million to $330 million, $18 million to $94 million and no revenue to $32 million between the years ended December 31, 2023 and December 31, 2025, respectively. In addition, our backlog in each of these areas was strong as of December 31, 2025 with approximately $463 million, $140 million and $79 million in Raleigh, Charlotte and Greensboro, respectively.

Our geographic markets have experienced steady and significant population growth over the last 10 years. The rapidly growing population bases in our target markets in the Southeastern United States continue to enhance the need for expanded site preparation services, transportation, and water infrastructure.

Our Competitive Strengths

We believe that the following competitive strengths have been instrumental in our success and position us for continued growth:

Comprehensive Infrastructure Construction Capabilities. We provide a comprehensive set of construction services to our customers through our skilled workforce. Our broad service offering reduces reliance on subcontractors and differentiates us from smaller, less well-capitalized providers who depend on third parties or subcontractors to complete the full scope of a project. Because almost all our services are performed in-house, we maintain control over the project timeline and workforce and can competitively bid on projects while sustaining attractive margins. Customers value our ability to complete contracts quickly and efficiently, which aligns with the market’s need for faster project completion.

Strong Relationships with Regional and National Home Builders. We have developed deep, long-standing relationships with some of the largest regional and national home builders, which we believe serves as a key competitive advantage in the residential market. Our strong relationships, which are founded on years of superior service delivery, enable us to negotiate contracts rather than compete in lowest-bidder scenarios. As our home builder partners expand geographically, we are able to grow alongside them, consistently winning new projects and broadening our presence both within existing markets and in new geographies. Importantly, as industry trends indicate that residential builders are moving quickly and seeking to minimize inventory, our ability to deliver projects rapidly and reliably makes us a preferred partner for these customers.

Leadership Position in Our Markets. We are an established leader in our markets based on our longevity, management expertise and reputation, and in-depth knowledge of construction conditions in our market areas. Our history of success has contributed to the development of our diverse customer base, which is comprised of local and national customers. With no customer contributing more than 10% of revenue for the year ended December 31, 2025, our scale and vertical integration in the Southeastern United States make us one of the leading providers of choice for complex residential, industrial, and municipal projects. Our decentralized model makes us a versatile infrastructure services provider, serving both the niche needs of local customers and the broader requirements of national developers.

Distinct Scale Advantage. Our significant scale provides us with a distinct competitive advantage in a highly fragmented market. Our size allows us to expand our customer base and range of services, positioning us as the provider of choice for large-scale projects that smaller competitors may not be able to execute. Unlike larger-scale competitors, who are typically general contractors, our focused expertise and resources allow us to efficiently perform a broad range of critical services in-house. This scale enables us to better control project timelines, quality, and costs. As a result, we are able to capture greater market share and deliver superior value to our customers.

Consistent History of Managing Construction Projects and Contract Risk. Our significant experience and longevity in our markets provide us with a deep understanding of the many risks associated with infrastructure construction, which we actively monitor and manage from the bidding stage through contract completion. Our project managers lead the estimating process, and all bid proposals are reviewed by senior management prior to submission. This system increases project managers’ accountability and creates a flywheel of market intelligence including not only the financial and operational risks, but also the opportunities inherent in our contracts. Wet utility services represent the most complex aspect of infrastructure construction and require timely execution that drives the overall project timeline. Our vertical integration further reduces the risk of supply chain disruptions, serving as a key competitive differentiator for our clients.

Opportunistic Acquisition Process. Through December 31, 2025 we had successfully completed six acquisitions over the prior five years, which have significantly augmented our growth. While acquisitions can expand our market share in existing markets such as Raleigh, Charlotte, and Wilmington, we also pursue small acquisitions in additional markets as they are easier to integrate and are highly accretive. For example, we expanded into Charlotte in 2023 by acquiring a company with approximately $26 million in annual revenue. Since consolidating that acquisition into our platform and combined with the revenue of another company acquired in early 2025, we have been able to increase revenue in our Charlotte operations to approximately $94.1 million for the twelve months ended December 31, 2025 on a combined basis. We have a proven integration history that has historically unlocked value. Due to our performance-oriented culture and robust growth prospects, acquisition partners are given an equity stake in the company. All six of those acquisition partners retain an equity stake in our business following each acquisition, allowing them to remain involved and aligned with our company’s long-term success. There can be no assurance that we will be able to complete any future acquisitions on favorable terms or at all.

Experienced Management Team and Skilled Workforce. Our Chief Executive Officer and founder has over 30 years of experience in operating a civil infrastructure business, and our seasoned management team averages over 30 years of industry experience. Our large, skilled workforce presents us with significant competitive advantages, especially due to the lack of relevant trade schools in the United States. Many of our skilled workers are developed internally through apprenticeship programs or acquired through strategic hiring. Junior estimators are hired after passing an aptitude test and participate in a year-long program before bidding jobs independently, while project management team members undergo a similar two-year training process. In the field, we utilize simulators to provide hands-on training for staff, and supervisors undergo rigorous reviews every six months, with successful individuals having the opportunity to advance into project management roles. Additionally, our company’s growth creates opportunities to promote and develop employees, as we prioritize internal advancement. As our platform’s success continues, we believe we have become a destination workplace for many of the skilled workers in our geographies.

Emphasis on Culture. Our culture is defined by an execution-focused environment where employees are empowered and incentivized to think and act like owners. We foster a “winning together” mindset to align interests and drive performance. As a non-union organization, we maintain flexibility and agility in our operations. This approach has resulted in strong employee retention, high engagement, and consistently positive customer feedback, all of which contribute to our ongoing success and growth.

Detailed Growth Strategy

The key elements of our growth strategy include:

Leverage Our Proven, Replicable Model to Expand Within Our Existing Markets and into New Geographies Across the Southeastern United States.

Building on our established success and leadership in the Southeastern United States, we are utilizing our comprehensive infrastructure construction capabilities and strong relationships with national home builders and other customers to further penetrate existing markets and explore new geographic areas. Our proven model, characterized by efficient in-house performance and a skilled workforce, positions us to capture additional market share and deliver superior value in a region experiencing rapid population and job growth.

We expand geographically by leveraging existing relationships and organic growth, as well as through strategic acquisitions. This approach allows us to quickly establish a presence, build market share, and replicate our proven business model in diverse regions, serving a broader customer base and capitalizing on local opportunities, which has resulted in our revenue growing at a 44% compound annual growth rate ("CAGR") between 2021 and 2025. In each market, we build out the foundation of our infrastructure services business by initially focusing on residential home building, which provides large, multi-phase opportunities and enables us to establish our service reputation. Once we have developed a strong reputation in a given market, we can move to a new market and repeat our growth strategy, which we estimate has resulted in organic revenue CAGR of approximately 35% since 2018. For example, we began in Raleigh, NC, and entered the Charlotte, NC market in 2023 via a small acquisition. Now, Charlotte, NC represents roughly 21% of our total revenue for the twelve months ended December 31, 2025. We entered into the Greensboro, NC market in 2024 and expanded further into this market in 2025 via a small acquisition. Additional market opportunities include Wilmington, NC; South Carolina, Georgia, Tennessee, and Florida. This approach also positions us to win additional business on larger, more specialized projects with industrial, commercial, retail, and municipal or state customers. We begin with core site preparation services, including underground capabilities such as drilling and blasting, wet utility work, electrical utility lines, and grading, and we expand our service lines as our customer mix evolves, further strengthening our position as a leading provider of end-to-end infrastructure services across the Southeastern United States.

Integrate Additional Services into Our Operations.

As we continue to grow, we seek to enhance our service portfolio by incorporating new service lines that align with and complement our core construction competencies, further evolving into a comprehensive turnkey infrastructure services company. By expanding our range of services, such as paving, asphalt plants, precast concrete manufacturing, CCTV inspection, and drilling and blasting, we can better meet the diverse needs of our customers, reduce reliance on subcontractors, and maintain control over project timelines and quality. We add these capabilities through both organic growth and small, tuck-in acquisitions, which not only enhance our Gross Profit Margin opportunities but also strengthen our ability to compete for a wider range of projects. We believe this strategic integration will enable us to offer a more comprehensive suite of solutions, further differentiating us from competitors and strengthening our market position.

Pursue Acquisitions that Complement Our Current Service Capabilities and Position Us for New Opportunities.

Acquisitions have been a key driver of our growth, and we will continue to pursue targeted, strategic transactions that enhance our service capabilities and expand our market presence. Our acquisition strategy focuses on pursuing small companies that address specific needs within our business, allowing us to perform services more efficiently and cost-effectively in-house rather than outsourcing. By targeting acquisitions that align with our high-quality culture and growth prospects, we can seamlessly integrate new operations, leverage synergies, and access new opportunities. This approach also enables us to maintain our company culture and reduce the risk of overpaying for assets. Typically, sellers retain a portion of equity in their businesses following the sale, which aligns their incentives and goals with ours and helps preserve the growth mindset and culture under our ownership. By acquiring companies that offer complementary services or geographic expansion, we ensure long-term success and alignment with our business objectives, making us an attractive partner for sellers who want to remain involved and benefit from our continued success. While we continuously evaluate potential acquisitions, as of the date of this Report we have not entered into any agreement or arrangement with respect to any particular acquisition other than those previous acquisitions described in this Report. Furthermore, there can be no assurance that we will be able to complete any future acquisitions on favorable terms or at all.

Continue to Capitalize on Vertical Integration Opportunities.

We believe our ability to perform a broad range of critical services in-house, eliminating the need for subcontractors, provides us with a distinct competitive advantage. By further expanding our scope of services and capitalizing on vertical integration, we can enhance our control over project timelines, quality, and costs. For example, we are currently vertically integrating our asphalt supply by constructing our own asphalt plants in strategic locations near our jobsites. This approach is margin accretive and enables us to more effectively control project completion timelines. Vertical integration not only strengthens our operational capabilities and supports our continued growth and profitability, but also allows us to deliver complex, large-scale projects efficiently and reliably, positioning us as a provider of choice for our customers.

Continue to Develop Our Employees.

We believe that our employees are the key to the successful implementation of our business strategy. Therefore, we continue allocating significant resources to attract and retain talented managers, supervisors and field personnel. A key area of focus has been and remains maintaining high standards of training to ensure that all our projects are completed to the highest standards of quality, safety, and customer satisfaction. We pride ourselves on providing pathways of advancement for everyone we employ, regardless of their previous experience upon joining.

Our Markets and Customers

We primarily focus on site preparation for large national home builders, including wet utilities installation, grading, site clearing, erosion control, drilling and blasting, paving, and related site services. Our service lines support projects such as the site preparation of housing subdivisions being developed by national homebuilders, encompassing both individual lots and supporting infrastructure. We view residential as an attractive end market for several reasons. First, our relationships with national homebuilders enable us to grow with our customers into new markets as the homebuilders expand geographically. Additionally, we are awarded work through direct negotiation with the majority of our homebuilder customers. These attractive contract structures allow us the opportunity for increased margins, vertical integration, and cross-selling. Finally, at the macro level, residential home construction offers meaningful sustainability of demand on a forward basis for our services. This thesis is supported by the reality of the current market, as the U.S. Chamber of Commerce reports a shortage of no less than 4.5 million residential units in the United States. This underscores the U.S. housing market’s severe under-inventory, driven by high mortgage rates, labor shortages, and regulatory barriers, which continues to fuel demand for new residential construction and infrastructure development, particularly in high-growth regions like the Southeastern United States.

We leverage our experience in residential infrastructure projects to drive our industrial, commercial, municipal, and state business. These lines of business typically support projects such as site preparation services for mixed-use retail developments or manufacturing plant construction within industrial parks, as well as site preparation and paving for highways and roads within departments of transportation ("DOT").

We generally perform the majority of the work required by our contracts with our in-house crews and we only engage subcontractors for ancillary services that we do not already perform internally. This approach enables us to maintain an average contract length of 12 months and more effectively control the quality, timeliness, and costs associated with our projects. We believe this level of involvement enables us to complete projects three to four months faster than our competition on average, which in turn strengthens customer relationships and drives repeat business.

For municipal and state customers, we specialize in projects that require high volumes of products, such as aggregates and oil mixes for asphalt paving. In North Carolina, we historically have not provided our own materials, and have instead sourced them from other suppliers. Spotting an opportunity for margin-accretive vertical integration, we made the decision to build several asphalt plants for use in everything we do. Our first plant will be located in Chatham County, NC. It is currently in the commissioning phase and we expect it to be servicing contracts towards the end of the second quarter of 2026. Our second asphalt plant is permitted, and we are in the planning stages of building it. We believe that having more of our raw input capabilities in-house gives us further control and visibility over project timelines, a key competitive differentiator of our services, ultimately leading to margin expansion on projects. Additionally, we are exploring the possibility of adding a concrete casting plant in the near future for the manufacturing of precast concrete wet utility components (e.g., underground concrete storm drainpipes, boxes, joints, etc.). We anticipate that this will have a similarly positive effect on margins as the asphalt plants.

Approximate end market breakdown by revenue for the year ended December 31, 2025 is as follows:

•
Residential builders – 66%

•
Commercial, Industrial and Retail builders – 23%
•
Municipal/state work – 5%
•
Materials and paving – 6%

For the year ended December 31, 2025, our largest revenue customer was Pulte Homes, which represented approximately 9.9% of our revenue and our top five customers represented approximately 30.7% of our revenue and our top 10 customers represented approximately 45.5% of our revenue. As of December 31, 2025, we were in various stages of completion on over 270 projects, none of which represented more than 10% of our revenue for the year then ended. All of our work is via signed contracts, the majority of which are negotiated individually and some of which are awarded through competitive bidding processes.

Contracts

Types of Contracts

We provide our services using traditional general contracting arrangements, which are predominantly fixed unit price or “lump sum” contracts awarded based on the lowest bid. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on agreed quantities irrespective of our actual per unit costs. Lump sum contracts require the contract work to be completed for a single price irrespective of our actual costs incurred. A small amount of our revenue is produced under cost-plus or “time and material” contracts. Contracts may include variable consideration arising from customer-initiated or company-initiated change orders. We estimate that our median contract size is approximately $2.0 million and further estimate that our single project delivery capacity is over $100 million. For the years ended December 31, 2025 and 2024, respectively, 99% and 99% of our revenue related to fixed price contracts, with the remaining 1% and 1% from time and material billed contracts.

Fixed unit price contracts are generally used in competitively bid public civil construction contracts and, to a lesser degree, building construction contracts. Contractors under fixed unit price contracts are generally committed to providing all of the resources required to complete a contract for a fixed price per unit. Fixed unit price contracts generally transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. These contracts are generally subject to negotiated change orders, frequently due to a difference in site conditions from those anticipated when the bid is placed. Typically, one change order is issued upon completion of a contract to account for all quantity deviations from the original contract made during the construction process. Some contracts provide for penalties if the contract is not completed on time, or incentives if it is completed ahead of schedule.

All customer contracts include clearly defined scope, payment terms, and enforceable rights and obligations. We bill monthly for work performed, with payments due within 30 days, subject to retainage that is collected after we complete the project. Each contract generally contains a single performance obligation to provide land and construction site preparation services.

Contract Management Process

We identify potential contracts from a variety of sources, including subscriber services that notify us of contracts out for bid, advertisements by federal, state, and local governmental entities, our business development efforts, and meetings with other participants in the construction industry. Once we have determined which contracts are available, we decide which ones to pursue based on factors such as the relevant skills required, contract size and duration, the availability of our personnel and equipment, the size and composition of our current backlog, our competitive advantages and disadvantages, prior experience, the contracting agency or customer, the source of contract funding, geographic location, likely competition, construction risks, Gross Profit Margin opportunities, penalties or incentives, and the type of contract.

As a condition to pursuing certain contracts, we are sometimes required to complete a prequalification process with the applicable agency or customer. The prequalification process generally limits bidders to those companies with operational experience and financial capability to effectively complete the particular contract in accordance with the plans, specifications, and construction schedule.

There are several factors that can create variability in contract performance and financial results compared to our bid assumptions on a contract. The most significant of these include the completeness and accuracy of our original bid analysis, recognition of costs associated with added scope changes, extended overhead due to customer and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid, and changes in the availability and proximity of materials. All of these factors can lead to inefficiencies in contract performance, which can increase costs and lower profits.

Our estimating process in North Carolina typically involves three phases. Initially, we assess the level of anticipated competition and our available resources for the prospective project. If we then decide to proceed, the second phase involves a detailed review of the plans and specifications, covering work types, estimated quantities, schedule, and key risks, along with estimates for labor, material, equipment, subcontractors, and the project staffing requirements. Estimates are prepared on a per unit basis for each line item, with the typical contract containing 50 to over 300 items. In the final phase, management reviews all assumptions regarding cost, approach, means and methods, productivity, risk and the estimated profit margin. Profit will vary based on management’s assessment of the degree of difficulty of the contract, the current competitive climate and the size and makeup of our backlog. Our project managers are intimately involved throughout the estimating and construction process so that contract issues and risks relating thereto can be understood and addressed on a timely basis. To manage the risk of changes in material prices and subcontracting costs used in tendering bids for construction contracts, we obtain firm quotations from our suppliers and subcontractors before submitting a bid.

Requests for proposals or negotiated contracts with private or public customers are generally awarded based on a combination of technical capability, service and price, taking into consideration factors such as contract schedule and prior experience. In either case, bidders must post a bid bond for generally 5% to 10% of the amount bid, and on winning the bid, must post a performance and payment bond for 100% of the contract amount. Upon completion of a contract, before receiving final payment on the contract, a contractor must post a maintenance bond for generally 1% of the contract amount for one to two years.

During the construction phase of a contract, we monitor our progress by comparing actual costs incurred and quantities completed to date with budgeted amounts and the contract schedule and periodically prepare an updated estimate of total forecasted revenue, cost, and expected profit for the contract.

During the normal course of most contracts, the customer, and sometimes the contractor, initiate modifications or changes to the original contract to reflect, among other things, changes in quantities, specifications, or design, method or manner of performance, facilities, materials, site conditions and period for completion of the work. Generally, the scope and price of these modifications are documented in a “change order” to the original contract and reviewed, approved and paid in accordance with the normal change order provisions of the contract. We are often required to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original contract plans and specifications or, even if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period until the change order is approved and funded by the customer. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other work on the contract (or on other contracts) and our ability to meet contract milestone dates.

The process of resolving contract claims varies from one contract to another but, in general, we attempt to resolve claims at the project supervisory level through the normal change order process or, if necessary, with higher levels of management within our organization and the customer’s organization. When a potential claim arises on a contract, we typically have the contractual obligation to perform the work and must incur the related costs. We do not recoup the costs unless and until the claim is resolved, which could take a significant amount of time.

Most of our construction contracts provide for termination of the contract for the convenience of the customer, with provisions to pay us only for work performed through the date of termination.

We act as the prime contractor on almost all of the construction contracts that we undertake. We complete the majority of our contracts with our own resources, and we typically subcontract specialized activities such as traffic control, electrical systems, signage, and trucking. As the prime contractor, we are responsible for the performance of the entire contract, including subcontract work. We manage this risk by reviewing the size of the subcontract, the financial stability of the subcontractor and other factors. We require performance and payment bonds on many specialized or large subcontract portions of our contracts. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work performed for governmental entities to certain types of subcontractors, including minority- and women-owned businesses.

Since almost all residential work is directly negotiated, our customer relationships and industry expertise give us an advantage in the residential market. Additionally, our contracts include financial incentives to meet project milestones on schedule, further increasing our profitability.

Sourcing and Supply Chain

We use various materials and components in our construction process and are dependent upon building material suppliers for continuous product availability. Our materials are subject to price fluctuations until we submit a bid on a project begins, at which point prices for that project are locked in via firm quotations. Such price fluctuations may be caused by several factors, including seasonal variation in availability of materials, labor and supply chain disruptions, international trade disputes and resulting tariffs, and increased demand for materials in the markets where we operate. For additional information regarding the risks associated with our dependence on suppliers of materials and subcontractors, see “Part I. Item 1A. Risk Factors — Risks Related to Our Business and Industry — Our dependence on suppliers of materials and subcontractors could increase our costs and impair our ability to complete contracts on a timely basis or at all.” The principal raw materials and components used in the construction of our projects are PVC piping, asphalt and concrete, all of which are obtained by local suppliers. In addition, we use various other materials and components in our business, including drywall, plumbing, and electrical components, which are readily available in the United States. Our objective in procurement is to maximize efficiencies at local, regional, and national levels and to consistently utilize established contractual arrangements. We employ a procurement program that leverages our nimbleness and regional presence to achieve attractive cost savings and, whenever possible, to utilize standard products available from multiple suppliers.

Insurance and Bonding

All of our buildings and equipment are covered by insurance, which our management believes is adequate. In addition, we maintain general liability and excess liability insurance, all in amounts consistent with our risk profile and industry practice. We self-insure our workers’ compensation claims subject to stop-loss insurance coverage.

Surety bonds are required in substantially all publicly funded construction projects (DOT and municipal) but are not typically required for private sector work. For the year ended December 31, 2025, we generated approximately 5% of our revenue from publicly funded construction projects. In situations where our customers require it, we procure surety bonds to secure our performance under those construction contracts.

Typically, a bidder for a contract must post a bid bond generally for 5% to 10% of the amount bid, and on winning the bid, must post a performance and payment bond for 100% of the contract amount. Upon completion of a contract, before receiving final payment on the contract, a contractor must post a maintenance bond for generally 1% of the contract amount for one to two years. Our ability to obtain surety bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets as collateral for such obligation. We have historically not experienced issues obtaining surety or payment bonds and do not expect to experience issues in our ability to post these types of bonds.

Competition

According to the National Utility Contractors Association of the Carolinas, there are approximately 75 contractor members in North Carolina who we consider competitors. These competitors range in size from very small, to very large, national and regional construction companies. Historically, the construction business has not typically required large amounts of capital, which can result in relative ease of market entry for companies possessing acceptable qualifications. Factors influencing our competitiveness include price, our reputation for quality, our equipment fleet, our financial strength, surety bonding capacity, and prequalification, our knowledge of local markets and conditions, and our project management and estimating abilities. Additionally, due to our vertical integration in asphalt production, some of our competitors are also our customers, as we supply asphalt materials to third parties within the industry. Although some of our competitors are larger than we are and may possess greater resources or provide more vertically integrated services, we believe that we are well-positioned to compete effectively and favorably in the markets in which we operate based on the foregoing factors.

Being one of the largest firms in North Carolina offers several competitive advantages. These include greater flexibility to manage our backlog and to schedule and deploy our workforce and equipment resources more efficiently; more cost-effective purchasing of materials, insurance, and bonds; the ability to provide a broader range of services that would otherwise be provided through subcontractors; and access to substantially more capital and resources to dedicate to each of our contracts. Because we own and maintain most of the equipment required for our contracts and have an experienced workforce to handle many types of municipal civil construction, we are able to bid competitively on many categories of contracts, especially complex, multitask projects.

Seasonality

The homebuilding industry, as well as other construction industries, generally exhibits seasonality. For example, weather-related disruptions can affect construction schedules, create variability in profitability, and influence the number of employees required on active projects. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. As a result, our revenue may fluctuate on a quarterly basis, and we may have higher capital requirements in our second, third, and fourth quarters. Our revenue and capital requirements are generally similar across our second, third, and fourth quarters. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular quarter, especially the first quarter are not necessarily representative of the results we expect for the year. We expect this seasonal pattern to continue in the long term.

Intellectual Property and Other Proprietary Rights

To establish and protect our proprietary rights, we rely on a combination of trademark, copyright, and trade secret laws, and contractual restrictions such as confidentiality agreements and licenses. We strive to protect the proprietary information we believe is important to our business. We have registered or applied to register certain of our trademarks in the United States. We pursue the registration of domain names for websites that we use and consider material to our business. While much of the intellectual property we use is owned by us, we also use various third-party licensed software in connection with our business. Although we believe these licenses are sufficient for the operation of our business, these licenses typically limit our use of such third-party software to specific uses and for specific time periods.

Human Capital

Employees

As of December 31, 2025, we had approximately 1,480 employees, including 42 project managers and 57 superintendents who manage over 208 fully equipped crews in our construction business. Of such employees, all were located in North Carolina, with most being field personnel. None of our employees are members of a union. We also utilize subcontractors to fill out our workload when needed.

Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees who work on our contracts are a permanent part of our workforce, and we generally do not utilize many temporary employees and prefer to limit the number of subcontractors. We focus on attracting talented employees through competitive compensation and benefits, targeted recruiting initiatives, and career development opportunities. We invest in employee development through leadership training, technical skill programs, and internal career mobility initiatives intended to support long-term professional growth. Our employees are the foundation of our success, and we emphasize leadership engagement, a strong safety culture, and opportunities for professional growth and advancement. We regularly evaluate employee engagement and satisfaction and promote initiatives that support collaboration, learning, and long-term career development. We have generally been able to attract sufficient numbers of personnel to support the growth of our operations. Although we do not anticipate any shortage of labor in the near term, we may not be able to continue to attract and retain sufficient employees at all levels due to changes in immigration enforcement practices or compliance standards or for other reasons.

Employee Safety

We dedicate significant time and resources to properly training and equipping our approximately 1,480 employees, particularly our field personnel. Each of them receives an initial safety orientation, and for certain types of tasks, specific hazard training programs and we conduct extensive safety training programs, which have allowed us to maintain a high safety level at our worksites. As a result, we are proud to report that our Workers Compensation Experience Modification Factor (or "EMR") is 0.85, compared to the industry average of 1.00, indicating a superior safety record. All newly hired employees undergo an initial safety orientation, and for certain types of tasks, we conduct specific hazard training programs. Additional safety training is provided to field personnel as needed, such as first aid, Cardiopulmonary Resuscitation ("CPR"), and

Automated External Defibrillator ("AED") certifications, Occupational Safety and Health Act (“OSHA”) 10- & 30-hour, flagger, and work zone supervisor training. Our project foremen and superintendents conduct weekly on-site safety meetings, and our full-time safety specialists make routine site safety inspections and perform assessments and training if deficiencies are discovered.

Executive Officers

The following table summarizes information about each one of our executive officers as of December 31, 2025. Executive officers serve at the discretion of our board of directors and until their successors are elected and qualified.

Name	Age	Position
Jeremy Spivey	49	Chief Executive Officer; Director
Erik West	45	Chief Operating Officer of Cardinal NC
Mike Rowe	66	Chief Financial Officer
Tiffany Gidley	36	General Counsel; Secretary

Set forth below is a description of the backgrounds of our executive officers. Unless otherwise indicated, references to positions are at Cardinal NC.

Jeremy Spivey serves as our Chief Executive Officer and as a member of our board of directors. Mr. Spivey founded Cardinal NC in 2013 and has been the Chief Executive Officer of Cardinal since that time. Mr. Spivey has more than 30 years of civil construction experience specializing in all facets of land development and complex civil projects. Having begun his career as a part of a utility crew, Mr. Spivey worked his way through core aspects of the business. Mr. Spivey holds a Bachelor of Science in Construction Management with a Minor in Business Administration from East Carolina University. We believe Mr. Spivey is qualified to serve on our board of directors due to his business expertise, extensive industry experience, and daily insight into our business as our Chief Executive Officer

Erik West has been the Chief Operating Officer of Cardinal NC since 2016. He has more than 21 years of experience successfully overseeing all phases of multi-million dollar civil construction projects. Mr. West holds a Bachelor of Science in Civil Engineering and Construction Management from North Carolina State University.

Mike Rowe serves as our Chief Financial Officer and has been the Chief Financial Officer of Cardinal NC since July 2019. Mr. Rowe was a partner and fractional chief financial officer of Rankin McKenzie LLC, a provider of part-time and interim chief financial officer services to growth companies, from December 2017 to July 2019, executive vice president, chief operating officer and chief financial officer of ING Source, Inc., a producer of medical-grade compression products for consumers, from January 2014 to May 2018, chief financial officer of Jones & Frank, a provider of turnkey fueling infrastructure, from March 2010 to June 2013 and Executive Vice President and chief financial officer of Carolina Handling, a material handling systems integrator, from March 2006 to April 2010. Mr. Rowe has a bachelor’s degree in accounting from North Carolina State University. He is a CPA license holder in the State of North Carolina. Mr. Rowe is a Certificated Managerial Accountant ("CMA") and a CFA certificate holder from the Institute of Management Accountants. He also obtained his Accredited in Business Valuations ("ABV") certificate from the American Institute of Certified Public Accountants. Mr. Rowe is a member of AICPA, North Carolina Association of Certified Public Accountants and the Institute of Management Accountants.

Tiffany Gidley serves as our General Counsel and Secretary and has been the General Counsel of Cardinal NC since May 2024. Ms. Gidley was corporate counsel at David Allen Company, Inc., a commercial surface company, from July 2015 to May 2024. Ms. Gidley has a juris doctor degree from Campbell University Norman Adrian Wiggins School of Law and a bachelor’s degree in applied psychology from North Carolina State University.

Government and Environmental Regulations

Our operations are subject to compliance with numerous, complex and frequently changing regulatory requirements of federal, state and local agencies and authorities, including regulations concerning safety, wage and hour requirements, other labor issues, immigration controls, vehicle and equipment operations and other aspects of our business. For example, our construction operations are subject to the requirements of OSHA, and comparable state laws directed toward the protection of employees. In addition, most of our construction contracts are entered into with public authorities, and these contracts frequently impose additional governmental requirements, including requirements regarding labor relations and subcontracting with designated classes of disadvantaged businesses.

All of our operations are also subject to federal, state, and local laws and regulations relating to the environment, health and safety, including, for example, those relating to discharges into air, water, and land; the generation, handling, and disposal of solid and hazardous waste; the ownership and operation of underground storage tanks; and the cleanup of properties affected by hazardous substances. We are also required to obtain and maintain permits for the development, construction and operation of the asphalt plant we are developing. We also implement our customer’s plans and permit requirements to comply with environmental laws and regulations for our customer’s construction projects. Any failure to comply with environmental, health and safety laws and regulations, and any failure to obtain, maintain and comply with permits required under such laws and regulations, may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations, and the issuance of injunctions delaying or prohibiting operations. Additionally, if our customers fail to obtain and maintain permits required for their projects, our business may be negatively impacted.

For example, our operations are subject to the federal Clean Water Act and analogous state laws, pursuant to which we must apply water or chemicals to reduce dust on road construction projects and to contain contaminants in storm runoff water at construction sites. We also store certain hazardous materials associated with maintenance of our machinery and fleet of specialized equipment in a tank at our shop site in Zebulon, North Carolina, and we maintain fuel tanks at our customers’ project sites and our Zebulon site. In certain circumstances, we may also be required to hire subcontractors to dispose of hazardous wastes encountered on a project, in accordance with a plan approved in advance by the customer. Certain environmental laws impose substantial penalties for non-compliance, and others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), impose strict, retroactive, joint and several liability on parties responsible for the release of hazardous substances.

In other words, CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current and former owner or operator of the site where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the federal Environmental Protection Agency (the “EPA”), and, in some instances, third parties, to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. We may also be exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. Private parties may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental and safety laws and regulations or for personal injury or property damage.

Solid wastes, which may include hazardous wastes, are subject to the requirements of the Federal Solid Waste Disposal Act, the federal Resource Conservation and Recovery Act, referred to as RCRA, and comparable state statutes. Although we do not generate solid waste, we occasionally dispose of solid waste on behalf of customers. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes. Moreover, it is possible that additional wastes will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes.

We also cannot be assured that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions adverse to our operations will not cause us to incur significant costs. While we focus on our compliance with current environmental, health and safety regulations, we acknowledge the potential for policy shifts that could impact our operations. For example, on January 20, 2025, the current U.S. administration issued a series of executive orders and memoranda signaling a shift in environmental policy in the United States, including the revocation of approximately 80 former administration executive orders related to public health, the environment, climate change and climate-related financial risks. Several agencies have undertaken actions of a deregulatory nature in accordance with the executive orders and memoranda.

Available Information

The Company maintains a website at the following address: https://cardinalinfrastructuregroup.com. The information on the Company’s website is not incorporated by reference in this Report.

We make available on or through our website reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website at the following address, through which this information is available: http://www.sec.gov.

Item 1A. Risk Factors.

An investment in our Class A Common Stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information in this Report, including the consolidated financial statements and related notes thereto included elsewhere in this Report and the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our Class A Common Stock. If any of the risks described below actually occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In any such case, the trading price of our Class A Common Stock could decline, and you could lose all or part of your investment. This Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to Our Business and Industry

Demand for our services may decrease during economic recessions or volatile economic cycles, and a reduction in demand in end markets may adversely affect our business.

We generate revenue and profit from infrastructure projects and services, but we do not directly control the process by which such infrastructure projects and services are awarded. The construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions; downturns in business cycles of our customers; supply chain disruptions and the cost or availability of building materials; inflationary pressures; the availability of trade partners, vendors, or other third parties; federal and state income and real estate tax laws, including limitations on, or the elimination of, the deduction of mortgage interest or property tax payments; mortgage financing programs and regulation of lending practices; energy prices; the supply of developable land in our markets and in the United States generally; interest rate fluctuations and other economic factors beyond our control. Many factors, including the financial condition of the infrastructure industry, could adversely affect our customers and their willingness to fund capital expenditures in the future. Demand for public infrastructure projects depends on overall economic conditions, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state and local government spending levels. In particular, low tax revenues, credit rating downgrades, budget deficits and financing constraints, including timing and amount of federal funding and competing governmental priorities, could negatively impact the ability of government agencies to fund existing or new public infrastructure projects. Additionally, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by our customers. Any instability in the financial and credit markets could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already in progress, could cause our customers to delay or cancel construction projects in our contract backlog and could create difficulties for customers to obtain adequate financing to fund new construction projects.

Economic, regulatory and market conditions affecting our specific end markets may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future.

Our geographic concentration could materially and adversely affect us if the construction industry in our current markets should decline.

We currently conduct business primarily in the State of North Carolina and our business strategy is focused on the Southeastern United States. A prolonged economic downturn in one or more of the areas in which we operate could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations, and a disproportionately greater impact on us than our competitors with larger scale and more diversified operations and geographic footprint. Furthermore, if demand for construction projects in these markets decreases, the demand for our services could decrease, which would have a material adverse effect on our business.

Our dependence on suppliers of materials and subcontractors could increase our costs and impair our ability to complete contracts on a timely basis or at all.

The price and availability of the materials required to execute our projects are subject to volatility and disruptions caused by global economic factors that are beyond our control, including, but not limited to, supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, as well as fuel and energy costs, the impact of natural disasters, public health crises, geopolitical conflicts (such as the conflicts in Eastern Europe and the Middle East), and other matters that have impacted or could impact the global economy. If shortages and cost increases in materials and tightness in the labor market persist for a prolonged period of time, and we are unable to offset such cost increases, our profit margins could be adversely impacted.

We currently rely on third party suppliers to provide substantially all of the materials (including aggregates, cement, asphalt, concrete, steel, oil and fuel) for our contracts and third party subcontractors to perform some of the work on many of our projects. Increasing prices of materials and equipment and substantial delays in delivering supplies have and could continue to adversely impact our operations and construction projects. For the past several years, our operating margins have been adversely impacted, and may continue to be impacted, by price increases for certain materials, including fuel, concrete, steel and lumber. To the extent that we are unable to obtain commitments from our suppliers for materials or engage subcontractors, our ability to bid for contracts may be impaired.

Utility shortages or price increases could have an adverse impact on operations.

Certain of the markets in which we operate or plan to operate in the future may experience utility shortages as well as significant increases in utility costs. For example, certain areas of North Carolina have experienced temporary disruptions to sewer system capacity and development in response to municipal infrastructure delays. Additionally, municipalities may restrict or place moratoriums on the availability of utilities, such as electricity, natural gas, water, and sewer taps. We may incur additional costs and may not be able to complete construction on a timely basis if such utility shortages, restrictions, moratoriums, and rate increases continue. In addition, these utility issues may adversely affect the local economies in which we operate, which may reduce demand for construction projects in those markets. Our business, prospects, liquidity, financial condition, and results of operations may be materially and adversely impacted if further utility shortages, restrictions, moratoriums, or rate increases occur in our markets.

If we do not accurately estimate the overall risks, requirements or costs related to a project when we bid for a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

The majority of our revenues and backlog are derived from fixed-unit price contracts and lump sum contracts. Fixed-unit price contracts require us to provide materials and services at a fixed-unit price based on agreed quantities irrespective of our actual per unit costs. Lump sum contracts require the contract work to be completed for a single price irrespective of our actual costs incurred. We generate profits on fixed unit price and fixed total price contracts only when our revenues exceed our actual costs, which requires us to accurately estimate and control our costs and avoid cost overruns. Therefore, our ability to achieve profitability under such contracts is dependent upon our ability to avoid cost overruns by accurately estimating our costs and then successfully controlling our actual costs. If our cost estimates for a contract are inaccurate, or if we do not perform the contract within our cost estimates, we may incur losses due to cost overruns or the contract may be less profitable than expected. As a result, these types of contracts could negatively affect our cash flow, earnings and financial position.

The costs incurred and Gross Profit realized on our contracts can vary, sometimes substantially, from our original estimates due to a variety of factors, that may include, but are not limited to the following:

•
onsite conditions that differ from those assumed in the original bid or contract;
•
failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;
•
delays caused by weather conditions or otherwise failing to meet scheduled acceptance dates;
•
contract or project modifications creating unanticipated costs not covered by change orders or contract price adjustments;
•
changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;

•
to the extent not covered by contractual cost escalators, variability in, and our inability to predict, the costs of diesel fuel, liquid asphalt and cement;
•
the availability and skill level of workers;
•
the failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations;
•
fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or personnel;
•
mechanical problems with our machinery or equipment;
•
citations issued by a government authority, including OSHA;
•
difficulties in obtaining required government permits or approvals;
•
changes in applicable laws and regulations; and
•
uninsured claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is a part.

Many of our contracts with public sector customers contain provisions that purport to shift some or all of the above risks from the customer to us, even in cases where the customer is partly at fault. Public sector customers may seek to impose contractual risk-shifting provisions more aggressively, which could increase risks and adversely affect our cash flow, earnings and financial position.

Further, in most cases, our contracts require completion by a scheduled acceptance date. Failure to timely complete a project could result in additional costs, penalties or liquidated damages being assessed against us, and these could exceed projected profit margins on the contract.

The infrastructure services industry is highly schedule-driven, and our failure to meet the schedule requirements of our contracts could adversely affect our reputation and/or expose us to financial liability.

In some instances, including in the case of many of our fixed unit price contracts, we guarantee that we will complete a project by a certain date. Any failure to meet the contractual schedule or satisfy the completion requirements set forth in our contracts could subject us to responsibility for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages, liability for our customer’s actual costs arising out of our delay, reduced profits or a loss on that project and/or damage to our reputation, any of which could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

We may incur higher costs to lease, acquire and maintain equipment necessary for our operations, and the market value of our owned equipment may decline.

We service a significant portion of our contracts with our own construction equipment rather than leased or rented equipment. To the extent that we are unable to buy construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of performing our contracts, thereby reducing contract profitability. Further, new equipment may not be available, or it may not be purchased or rented in a cost effective manner, which could adversely affect our operating results.

The equipment that we own or lease requires continuous maintenance, for which we maintain our own repair facilities. If we are unable to maintain or repair equipment ourselves, we may be forced to obtain third party repair services, which could increase our costs. Additionally, we rely on the availability of component parts from suppliers for the maintenance and repair of our equipment. The failure of suppliers to deliver component parts necessary to maintain our equipment could have an adverse effect on our ability to meet our commitments to customers.

Because our industry is capital-intensive and we have significant fixed and semi-fixed costs, our profitability is sensitive to changes in volume.

The equipment needed to provide our services are expensive. We must spend a substantial amount of capital to purchase and maintain such assets. Although we believe our current cash balance, along with our projected internal cash flows and available financing sources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property, plants and equipment necessary to operate our business, or if the timing of payments on our receivables is delayed, we may be required to reduce or delay planned capital expenditures or to incur additional indebtedness. In addition, due to the level of fixed and semi-fixed costs associated with our business, volume decreases could have a material adverse effect on our financial condition, results of operations or liquidity.

Interest rate changes, and the failure to hedge against them, may adversely affect us.

We have in the past and may in the future borrow money to finance acquisitions of land, lots, home inventories, equipment, or other companies. The borrowings may bear interest at variable rates. Interest rate changes could affect our interest payments, and our future earnings, results of operations, and cash flows may be adversely affected, assuming other factors are held constant.

We currently do not hedge against interest rate fluctuations. We may in the future obtain one or more forms of interest rate protection in the form of swap agreements, interest rate cap contracts or similar agreements to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

We may not accurately assess and/or estimate the quality, quantity, availability and cost of aggregates we need to complete a project, particularly for projects in rural areas.

Particularly for projects in rural areas, we may estimate the quality, quantity, availability and cost for aggregates (such as sand, gravel, crushed stone, slag and recycled concrete) from sources that we have not previously used as suppliers, which increases the risk that our estimates may be inaccurate. Inaccuracies in our estimates regarding aggregates could result in significantly higher costs to supply aggregates needed for our projects, as well as potential delays and other inefficiencies. If we fail to accurately assess the quality, quantity, availability and cost of aggregates, it could cause us to incur losses, which could materially adversely affect our results of operations.

Timing of the award and performance of new contracts may fluctuate.

It is generally very difficult to predict whether and when new contracts will be offered for tender, as our contracts frequently involve a lengthy and complex design and bidding process, which is affected by a number of factors, such as market conditions, funding arrangements and governmental approvals. Because of these factors, our results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial.

The uncertainty of the timing of contract awards may also present difficulties in matching the size of our equipment fleet and work crews with contract needs. In some cases, we may maintain and bear the cost of more equipment and ready work crews than are necessary for then-existing needs, in anticipation of future needs for existing contracts or expected future contracts. If a contract is delayed or an expected contract award is not received, we would incur costs that could have a material adverse effect on our anticipated profit.

Natural and man-made disasters, severe weather, and adverse geologic conditions may increase costs, cause project delays and reduce consumer demand, all of which could materially and adversely affect us.

Our construction projects are in many areas that are subject to natural and man-made disasters, severe weather or adverse geologic conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, floods, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes and other natural and man-made disasters. The occurrence of any of these events could damage our or our customers’ projects, cause delays in completion, reduce consumer demand, cause delays in our supply chain and cause shortages and price increases in labor or raw materials, any of which could affect our profitability. In addition, the occurrence of natural and man-made disasters, severe weather and other adverse geologic conditions has increased in recent years due to climate change and may continue to increase in the future. Climate change may have the effect of making the risks described above occur more frequently and more severely, which could amplify the adverse impact in our business, prospects, liquidity, financial condition, and results of operations.

There are some risks of loss for which we may be unable to purchase insurance coverage or to maintain insurance coverage on acceptable terms. For example, losses associated with hurricanes, landslides, prolonged periods of precipitation, earthquakes and other weather-related and geologic events may not be insurable, and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition, and results of operations.

Changes to population growth rates in certain of the markets in which we operate or plan to operate could affect the demand for homes in these regions.

Slower rates of population growth or population declines in our markets in North Carolina, or other key markets in the United States we may decide to enter in the future, especially as compared to the high population growth rates in prior years, could affect the demand for housing and other construction projects, adversely affecting our plans for growth, business, financial condition, and operating results.

Our business is seasonal and subject to adverse weather and climate conditions, which can adversely impact our business and cause our quarterly operating results to fluctuate.

Our operations occur outdoors in an area of the country in which weather events such as hurricanes, tornadoes and tropical storms are common. For example, Hurricane Helene made landfall in North Carolina during our fourth fiscal quarter of 2024 and disrupted operations in various portions of our geographic footprint through flooding, extended power outages and road closures, among other issues. These and similar seasonal changes and adverse weather conditions, such as extended rainy or cold weather, can adversely affect our business operations through a decline in the demand for our construction services, alterations and delays in our construction schedules, extended power outages limiting the use of plants and equipment and reduced efficiencies in our contracting operations, resulting in under-utilization of crews and equipment and lower contract profitability. Longer-term climatic changes may lead to increased extreme weather, changes in hydrological and meteorological patterns, and increased natural disasters. We are not fully insured against all risks incident to our business, including the risk of our operations being interrupted due to severe weather and natural disasters. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for some of our insurance policies have increased and could escalate further. In addition, sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our business, results of operations and financial condition. Significant physical effects of climate change could also have an indirect effect on our business by interrupting the operations of those with whom we do business. Should the impact of climate change be significant or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

As a result of these weather related factors, we have historically experienced, and expect to continue to experience, variability in our results of operations from quarter to quarter. We generally generate less revenue during the winter months of December, January and February. As a result, our revenues may fluctuate on a quarterly basis. We expect this seasonal pattern to continue over the long term, and we cannot make any assurances as to the degree to which our historical seasonal patterns will occur in the future.

We rely on information technology systems to conduct our business, which are subject to disruption, failure or security breaches.

We rely on information technology (“IT”) systems in order to achieve our business objectives. We also rely upon industry-accepted security measures and technology to securely maintain confidential information on our IT systems. However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyberattacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

Major public health crises could disrupt our operations and adversely affect its business, results of operations and financial condition.

Pandemics, epidemics, widespread illness, or other public health crises that interfere with the ability of our employees, suppliers, customers, financing sources or others to conduct business have and could adversely affect the global economy and our results of operations and financial condition. For example, our business and results of operations could be materially adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or government actions or other restrictions in connection with any future major public health crisis.

The public infrastructure construction industry is highly competitive, with a variety of companies competing against us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our margins on contracts awarded.

Many public infrastructure contracts on which we bid are awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other considerations, such as shorter contract schedules or prior experience with the customer and reputation. Within our geographic markets, we compete with many international, national, regional and local construction firms. Several of these competitors have achieved greater geographic market penetration than we have in the geographic markets in which we compete, and/or have greater resources, including financial resources, than we do. In addition, a number of international and national companies in the heavy highway industry that are larger than we are and that currently do not have a significant presence in our geographic markets, if they so desire, could establish a presence in our geographic markets and compete with us for contracts.

In addition, if the use of design-build, construction manager/general contractor (CM/GC) and other alternative project delivery methods continues to increase and we are not able to further develop our capabilities and reputation in connection with these alternative delivery methods, we will be at a competitive disadvantage, which may have a material adverse effect on our financial position, results of operations, cash flows and prospects. If we are unable to compete successfully in our markets, our relative market share and profits could also be reduced.

Our public infrastructure business relies on highly competitive and highly regulated state or local government contracts.

State and local government funding for public works projects is limited, thus creating a highly competitive environment for the limited number of public projects available. In addition, state and local government contracts are subject to specific procurement regulations, contract provisions and a variety of regulatory requirements relating to their formation, administration, performance and accounting. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. We may be subject to claims for civil or criminal fraud for actual or alleged violations of these governmental regulations, requirements or statutes. In addition, we may also be subject to qui tam litigation brought by private individuals on behalf of the government under the federal False Claims Act, which could include claims for treble damages. Further, if we fail to comply with any of these regulations, contracts or requirements, or if we have a substantial number of workplace safety violations, our existing government contracts could be terminated, and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Even if we have not violated these regulations, requirements or statutes, allegations of violations or defending qui tam litigation could harm our reputation and require us to incur material costs to defend any such allegations or lawsuits. Due to the significant competition in the marketplace and the level of regulations on state or local government contracts, we could suffer reductions in new projects and see lower revenues and profit margins on those projects, which could have a material adverse effect on the business, operating results and financial condition.

Our public infrastructure business depends on our ability to qualify as an eligible bidder under state or local government contract criteria and to compete successfully against other qualified bidders in order to obtain state or local government contracts.

State and local government agencies conduct rigorous competitive processes for awarding many contracts. Some contracts include multiple award task order contracts in which several contractors are selected as eligible bidders for future work. We potentially face strong competition and pricing pressures for any additional public infrastructure contract awards from other government agencies, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria. Our inability to qualify as an eligible bidder under state or local government contract criteria could preclude us from competing for certain other government contract awards. In addition, our inability to qualify as an eligible bidder, or to compete successfully when bidding for certain state or local government contracts and to win those contracts, could materially adversely affect our business, operations, revenues and profits.

Our public infrastructure business depends on federal, state and local government spending for public infrastructure construction, and reductions in government funding could adversely affect our results of operations.

For the year ended December 31, 2025, we generated approximately 5% of our revenue from publicly funded construction projects and the sale of construction materials to public customers at the federal, state and local levels. As a result, if publicly funded construction decreases due to reduced federal, state or local funding or otherwise, our financial condition, results of operations and liquidity could be materially adversely affected.

Federal highway bills provide spending authorizations that represent the maximum amounts available for federally funded construction projects. Each year, Congress passes an appropriation act establishing the amount that can be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the federal Highway Trust Fund. Once Congress passes the annual appropriation, the federal government distributes funds to each state based on formulas or other procedures. States generally must spend these funds on the specific programs outlined in the federal legislation. In recent years, the Highway Trust Fund has faced insolvency as outlays have outpaced revenues, and annual shortfalls have been addressed primarily by short-term measures. In November 2021, the Infrastructure Investment Jobs Act (“IIJA”) was signed into law, which provided additional funding for highways, bridges and airports over a five-year period. In addition, the Inflation Reduction Act passed in August 2022 has provided funding for a variety of infrastructure-related programs. Although these laws provide for funding at historically high levels, the timing, nature and scale of the projects for which these funds under these programs or otherwise will be used remains uncertain given variations in the appropriation processes at the federal and state levels. As a result, we cannot be assured of the existence, timing or amount of future federal highway funding. Federal highway funding is also subject to uncertainties associated with congressional spending as a whole, including the potential impacts of budget deficits, government shutdowns and federal sequestration. Any reduction in federal highway funding, particularly in the amounts allocated to states in which we operate, could have a material adverse effect on our results of operations.

Each state funds its infrastructure spending from specially allocated amounts collected from various state taxes, typically fuel taxes and vehicle fees, as well as from voter-approved bond programs. Shortages in state tax revenues can reduce the amount spent or delay expenditures on state infrastructure projects. Many states have experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. Any reduction in state infrastructure funding in the states in which we operate could have a material adverse effect on our results of operations.

An inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue for our public infrastructure business.

As is customary in the construction business, we are required to provide bonding to our public infrastructure customers to secure our performance under our contracts. Our ability to obtain bonding primarily depends upon our capitalization, working capital, borrowing capacity under our credit facilities, past performance, management expertise and reputation and certain external factors, including the overall capacity of the credit market. Bonding companies and banks consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that adversely affect the financial markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Our inability to obtain adequate bonding would limit the amount that we can bid on new contracts for our public infrastructure business and could have a material adverse effect on our future revenues and business prospects.

A prolonged government shutdown may adversely affect our public infrastructure business.

We derive a significant portion of our public infrastructure revenue from governmental agencies and programs. A prolonged government shutdown could impact inspections, regulatory review and certifications, grants, approvals, or cause other situations that could result in our incurring substantial labor or other costs without reimbursement under government contracts, or the delay or cancellation of key government programs in which we are involved, all of which could have a material adverse effect on our business and results of operations.

We may not be able to recover on claims or change orders against clients for payment or on claims against subcontractors for performance.

We occasionally present claims or change orders to our clients for additional costs exceeding a contract price or for costs not included in the original contract price. Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. They generally include changes in specifications or design, facilities, equipment, materials, sites and periods for completion of work. Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect for customer-caused delays, errors in specifications and designs, contract terminations or other causes of unanticipated additional costs. These costs may or may not be recovered until the claim is resolved. In addition, we may have claims against subcontractors for performance or non-performance related issues that resulted in additional costs on a project. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when they will be fully resolved. A failure to promptly document and negotiate a recovery for change orders and claims could have a negative impact on our cash flows and overall ability to recover change orders and claims, which would have a negative impact on our financial condition, results of operations and cash flows.

Most of our contracts can be canceled on short notice.

Our contracts generally have clauses that permit the cancellation of the contract unilaterally and at any time as long as the customer compensates us for the work already completed and for additional contractual costs for cancellation. A cancellation of an unfinished contract could cause our equipment and work crews to be idle for a period of time until other comparable work becomes available, which could have a material adverse effect on our business and results of operations.

Risks Related to Our Management and Workforce

We depend on key management personnel.

Our success depends to a significant degree upon the contributions of certain key management personnel, including, but not limited to, Jeremy Spivey, our founder and Chief Executive Officer, Erik West, our Chief Operating Officer, and Mike Rowe, our Chief Financial Officer. Although we have entered into employment agreements with each of these individuals, there is no guarantee that each of these individuals will remain employed by us. Our ability to retain our key management personnel, or to attract suitable replacements should any existing members of our management team leave, is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition, and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key person life insurance that would provide us with proceeds in the event of the death or disability of any of our key management personnel.

We depend on our ability to hire, train and retain qualified personnel in a competitive industry.

Our ability to attract and retain experienced, reliable and qualified personnel who possess the necessary and required experience and expertise to perform their respective services at a reasonable and competitive rate is a significant factor that enables us to successfully bid for and profitably complete our work. This includes management, project managers, estimators, supervisors, foremen, equipment operators and laborers. Competition for these and other experienced personnel is intense, and it may be difficult to attract and retain qualified individuals with the requisite expertise and within the time frame demanded by our customers. If we do not succeed in retaining our current employees and attracting, developing and retaining new highly skilled employees, our reputation may be harmed and our operations and future earnings may be negatively impacted. In addition, the cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. For example, the uncertainty of contract award timing can present difficulties in matching our workforce size with our contracts. If an expected contract award is delayed or not received, we could incur costs resulting from excess staff or redundancy of facilities that could have a material adverse impact on our business, financial condition and results of operations.

Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs from time to time, including high employment levels, federal unemployment subsidies and other government regulations. Although we have not experienced material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to complete our construction projects according to the required schedule or otherwise efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected.

Federal, state and local employment-related laws and regulations could increase our cost of doing business and subject us to fines and lawsuits.

Our operations are subject to a variety of federal, state and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor, regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. As our employees are located in a number of states, compliance with these evolving federal, state and local laws and regulations could substantially increase our cost of doing business. In recent years, companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters, some of which have resulted in the payment of meaningful damages by the defendants. Similar lawsuits may be threatened or instituted against us from time to time, and we may incur damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations. We are currently subject to employee-related legal proceedings in the ordinary course of business. While we believe that we have adequate reserves for those losses that we believe are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Currently, none of our personnel are unionized. If at any time a significant amount of our employees unionized, it could limit the flexibility of the workforce and could result in demands that might increase our operating expenses and adversely affect our profitability. Our inability to negotiate acceptable contracts with unions could result in work stoppages, and any new or extended contracts could result in increased operating costs. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. The future or continued occurrence of any of these events would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.

If we are unable to comply with applicable immigration laws, our ability to successfully complete contracts may be negatively impacted.

We rely heavily on immigrant labor. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that we have identified, or will identify in the future, all undocumented immigrants who work for us. Our failure to identify undocumented immigrants who work for us may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our results of operations and financial condition.

Our operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance as well as negative reputational impacts relating to health and safety matters.

Our workers are subject to hazards associated with providing construction and related services on construction sites. These operating hazards can cause personal injury, loss of life, damage to or destruction of property, plant and equipment or environmental damage. On most sites, we are responsible for safety and are contractually obligated to implement safety procedures. Our safety record is an important consideration for us and for our customers. If we experience a material increase in the frequency or severity of accidents, our safety record could substantially deteriorate, which may preclude us from bidding on certain work, expose us to potential lawsuits or cause customers to cancel existing contracts.

We maintain general liability and excess liability insurance, workers’ compensation insurance, auto insurance and other types of insurance all in amounts consistent with our risk of loss and infrastructure industry practice, but this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations. Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, we might be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation and health claims, or unfavorable developments on existing claims, our results of operations and financial condition could be materially and adversely affected.

Any failure in health and safety performance may result in penalties or a suspension or cessation of our operations for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies, governmental authorities, and local communities, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Risks Related to Regulatory Matters

Environmental, health and safety and other regulatory matters, including those relating to climate change, could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our financial position and results of operations.

Our operations are subject to various complex and frequently changing environmental laws and regulations at the federal, state, and local level relating to the management, disposal and remediation of hazardous substances; the investigation and cleanup of contaminated sites; the emission and discharge of pollutants into the air and water; the generation, storage, handling, treatment and disposal of waste materials; and laws and regulations related to human health and safety. We could be held liable for contamination created not only from our own activities but also from the historical activities of others on our project sites or on properties that we acquire or lease on a strict, joint and several basis. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Violations of environmental, health and safety laws and regulations could subject us to substantial fines and penalties, cleanup costs, third party property damage or personal injury claims, natural resource damages claims, the issuance of orders enjoining our operations and administrative, civil and criminal liability. We may incur liabilities that may not be covered by insurance policies, or, if covered, the financial amount of such liabilities may exceed our policy limits or fall within applicable deductible or retention limits. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations. We are required to invest financial and managerial resources to comply with such laws and regulations, and believe that we will continue to be required to do so in the future.

In addition, growing concerns about climate change and other environmental issues could result in the imposition of additional environmental regulations, and various governmental authorities have considered and are continuing to consider the adoption of regulatory strategies and controls designed to reduce the emission of greenhouse gases resulting from regulated activities. Adoptions of such legislation or restrictions, or other environmental regulation in areas where we conduct our business, could increase the costs of projects for us and our customers, cause delays or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which could in turn have a material adverse effect on our operations and financial condition.

Upon entering office, the current U.S. presidential administration issued a series of executive orders that signaled a significant shift in the United States’ environmental and climate change policy. Among other directives, such executive orders: (i) rescind pre-existing executive actions meant to address climate change, including withdrawal of the U.S. from the Paris Agreement and other climate change-focused international initiatives; (ii) mandate review of existing regulations that may burden domestic energy development and other infrastructure projects; and (iii) pause disbursement of funds appropriated through the Inflation Reduction Act of 2022 and Infrastructure Investment and Jobs Act, including funds intended to support certain community infrastructure projects and programs. The administration has since proposed or promulgated a variety of regulatory initiatives, other executive actions and legislative proposals intended to further these and other policy priorities. The long-term impact of such actions, and any future actions taken during the current administration, on our and our customers’ operations or the demand for our services, if any, is difficult to predict at this time.

Additionally, we may not be able to comply with new or amended laws and regulations that are adopted, and any new or amended laws and regulations could have a material adverse effect on our operating results by requiring us to modify our operations or equipment or shut down our facilities. Additionally, our customers may not be able to comply with any new or amended laws and regulations, which could cause our customers to curtail or cease operations. Generally, environmental laws and regulations have become, and enforcement practices and compliance standards have become, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could increase our compliance costs. Compliance with new regulations could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities. In addition, more stringent regulation of our customers’ operations with respect to the protection of the environment, health and safety could also adversely affect their operations and reduce demand for our services.

We are required to obtain, maintain and comply with government permits, licenses and approvals, and failure to obtain, maintain, and comply with such permits, licenses and approvals could adversely affect our or our customers’ operations.

We are required, and our customers are required, to obtain, maintain and comply with numerous federal, state and local government permits, licenses and approvals. Any of these permits, licenses or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or maintain such approvals or to comply with the conditions of permits, licenses or approvals may adversely affect our operations by, for instance, temporarily suspending our activities or curtailing our work and may subject us to fines, penalties, injunctive relief and other sanctions. Although existing permits and licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:

•
failure to provide adequate financial assurance for closure;
•
failure to comply with environmental, health and safety laws and regulations or permit conditions;
•
local community, political or other opposition;
•
executive action; and
•
legislative action.

In addition, if new environmental legislation or regulations are enacted or implemented, or existing laws or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional operating permits, licenses or approvals. Our inability to obtain, or to comply with, the permits, licenses and approvals required for our businesses, or our customers’ projects on which we work, could have a material adverse effect on us.

Furthermore, the regulatory permitting process for various projects requires significant investments of time and money by our customers and sometimes by us. There are no assurances that we or our customers will obtain the necessary permits for these projects. Applications for permits to operate newly constructed facilities such as our planned asphalt facilities, including air emissions permits, may be opposed by government entities, individuals or environmental groups, resulting in delays and possible non-issuance of the permits.

Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our construction projects involving concrete.

In the recent past, the federal government imposed new or increased tariffs or duties on an array of imported materials and goods used in connection with our construction business, including steel and lumber, which raised our costs for these items (or products made with them). Foreign governments, including China, Canada and Mexico, and trading blocs, such as the European Union, have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. Any trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and result of operations.

Tax matters, including changes in corporate tax laws and disagreements with taxing authorities, could impact our results of operations and financial condition.

We conduct business across the United States and file income taxes in the federal and various state jurisdictions. Significant judgment is required in our accounting for income taxes. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. Changes in tax laws and regulations, in addition to changes and conflicts in related interpretations and other tax guidance, could materially impact our provision for income taxes, deferred tax assets and liabilities, and liabilities for uncertain tax positions. New income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance.

Issues relating to tax audits or examinations and any related interest or penalties and uncertainty in obtaining deductions or credits claimed in various jurisdictions could also impact the accounting for income taxes. Our results of operations are reported based on our determination of the amount of taxes we owe in various tax jurisdictions, and our provision for income taxes and tax liabilities are subject to review or examination by taxing authorities in applicable tax jurisdictions. An adverse outcome of such a review or examination could adversely affect our operating results and financial condition. Further, the results of tax examinations and audits could have a negative impact on our financial results and cash flows where the results differ from the liabilities recorded in our financial statements.

Our business is subject to complex and evolving laws and regulations regarding data privacy and cybersecurity.

As part of our normal business activities, we collect, use, store, and otherwise process certain personal information, including personal information specific to employees, vendors, and suppliers. We may transfer some of this personal information to third parties who assist us with certain aspects of our business for limited purposes under appropriate contractual arrangements.

The regulatory environment surrounding data privacy and cybersecurity is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy, cybersecurity, and the unauthorized disclosure of personal information pose increasingly complex compliance challenges, including the potential for inconsistent interpretation, and the implementation and maintenance of compliance measures may potentially elevate our costs.

While we have taken commercially reasonable steps to comply with applicable data privacy and cybersecurity laws and regulations, these laws and regulations are in some cases relatively new and the interpretation and application of these laws and regulations are uncertain. Thus, there can be no assurance that our efforts will be deemed effective by regulatory bodies. Any failure, or perceived failure, by us to comply with applicable data privacy and cybersecurity laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of information system failures, cybersecurity incidents or attacks, or other security breaches, which themselves may result in a violation of these laws and regulations. Additionally, if we acquire a company that has violated or is not in compliance with applicable data privacy and cybersecurity laws and regulations, we may incur significant liabilities and penalties as a result.

Risks Related to Our Acquisition Strategy

Our strategy, which includes expanding into adjacent markets, may not be successful.

We intend to continue to pursue growth through the acquisition of companies or assets that will enable us to broaden the types of projects we execute and also expand into new markets. We have completed several acquisitions and plan to consider additional acquisitions in the future. While we continuously evaluate potential acquisitions, as of the date of this Report we have not entered into any agreement or arrangement with respect to any particular acquisition other than those previous acquisitions described in this Report. Furthermore, there can be no assurance that we will be able to complete any future acquisitions on favorable terms or at all. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.

Acquisitions typically require integration of the acquired company’s estimation, project management, finance, information technology, risk management, purchasing and fleet management functions. We may be unable to successfully integrate an acquired business into our existing business, and an acquired business may not be as profitable as we had expected or at all. Acquisitions involve risks that the acquired business will not perform as expected and that our expectations concerning the value, strengths and weaknesses of the acquired business will prove incorrect. Our inability to successfully integrate new businesses in a timely and orderly manner could increase costs, reduce profits or generate losses and prevent us from realizing expected rates of return on an acquired business.

Moreover, an acquisition involves certain risks, including:

•
difficulties in the integration of operations, systems, policies and procedures;
•
enhancements in controls and procedures including those necessary for a public company may make it more difficult to integrate operations and systems;
•
failure to implement proper overall business controls, including those required to support our growth, resulting in inconsistent operating and financial practices at companies we acquire or have acquired;
•
termination of relationships with the key personnel and customers of an acquired company;
•
additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•
the incurrence of environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset prior to our acquisition for which we are not indemnified or for which the indemnity is inadequate; and
•
insufficient management attention to our ongoing business.

In addition, potential acquisition targets may be in states in which we do not currently operate. Acquisitions in a new geographic region could result in unforeseen operating challenges and difficulties in coordinating geographically dispersed operations, personnel and facilities and subject us to unfamiliar legal requirements.

We cannot guarantee that we will achieve synergies and cost savings in connection with recent and future acquisitions. Many of the businesses that we previously acquired, and businesses that we may acquire in the future, could have unaudited financial statements that are prepared by management and are not independently reviewed or audited, and such financial statements could be materially different if they were independently reviewed or audited. We cannot guarantee that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete future acquisitions at all. We also cannot know whether there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate acquired businesses into our existing operations. In addition, our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill or other long-lived assets, particularly if economic conditions worsen unexpectedly.

We cannot make any assurances that our growth or expansion strategies will be successful, and we may incur a variety of costs to engage in such strategies, including through targeted acquisitions, and the anticipated benefits may never be realized.

We have expanded our business through selected investments and by capturing market-share within our existing markets and in new geographic markets. We intend to grow our operations in existing markets and to strategically expand into new markets or pursue opportunistic purchases of other homebuilders on attractive terms, as such opportunities arise. We may be unable to achieve the anticipated benefits of any such growth or expansion, including through targeted acquisitions or through efficiencies that we may be unable to achieve, the anticipated benefits may take longer to realize than expected, or we may incur greater costs than expected in attempting to achieve the anticipated benefits. In such cases, we will likely need to employ additional personnel or trade partners that are knowledgeable about such markets. There can be no assurance that we will be able to recruit, develop, or retain the necessary personnel or trade partners to successfully implement a disciplined management process and culture with local management, that our expansion operations will be successful, or that we will be able to successfully integrate any acquired homebuilder. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business.

We can give no assurance that we will be able to successfully identify, acquire, or implement these new strategies in the future. Accordingly, any such expansion, including through acquisitions, could expose us to significant risks beyond those associated with operating our existing business and may adversely affect our business, prospects, liquidity, financial condition, and results of operations.

Risks Related to Our Financial Results, Financing and Liquidity

Our use of over time revenue recognition (specifically, recognition of revenue based on the cost-to-cost input method) accounting related to our projects could result in a reduction or elimination of previously reported revenue and profits.

As is more fully discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” a significant portion of our contract revenue is recognized over time. This method is used because management believes costs incurred best represent the amount of work completed and remaining on our projects and is the most common basis for computing percentage of completion in our industry. Under this method, estimated contract revenue is recognized by applying the cost-to-cost measure of progress for the period (based on the ratio of costs incurred to total estimated costs of a contract) to the total estimated revenue for the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. These adjustments could result in both increases and decreases in profit margins or losses. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our business. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.

Our backlog may not be realized or may not result in profits and may not accurately represent future revenue.

Backlog at December 31, 2025 totaled $682 million. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period. Backlog is measured and defined differently by companies within our industry. We refer to “Backlog” as the unearned revenue we expect to earn in future periods on our executed contracts. As the construction on our projects progresses, we increase or decrease Backlog to take into account newly signed contracts, revenue earned during the period and our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from previously anticipated contract revenues, including completion penalties and incentives. In the event of a project cancellation, termination or scope adjustment, we typically have no contractual right to the total revenues reflected in our backlog. The timing of contract awards, duration of large new contracts and the mix of services, subcontracted work and material in our contracts can significantly affect backlog reporting. We cannot guarantee that the revenue projected in our Backlog will be realized, or if realized, will result in earnings. Given these factors, our Backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our Backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our Backlog could have an adverse effect on our business.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.

Our ability to obtain additional financing in the future will depend in part upon prevailing credit and equity market conditions, as well as the condition of our business and our operating results; such factors may adversely affect our efforts to arrange additional financing on terms satisfactory to us and makes us more vulnerable to adverse economic and competitive conditions.

If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

To service our indebtedness and to fund working capital, we will require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control, including the fact that adverse capital and credit market conditions may affect our ability to meet liquidity needs, access to capital and cost of capital.

Our ability to generate cash is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may be unable to expand our credit capacity, which could adversely affect our operations and business. Earnings from our operations and our working capital requirements can vary from period to period, based primarily on the mix of our projects underway and the percentage of project work completed during the period. Capital expenditures may also vary significantly from period to period. We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales or that we can obtain future borrowing capacity in an amount sufficient to enable us to pay our indebtedness, to fund working capital requirements or to fund our other liquidity needs. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.

In the event we cannot generate enough cash to satisfy our liquidity needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. The domestic and worldwide capital and credit markets may experience significant volatility, disruptions and dislocations with respect to price and credit availability. Should we need additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds. If internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all.

We must manage our liquidity carefully to fund our working capital.

The need for working capital for our business varies due to fluctuations in the following amounts, among other factors:

•
receivables;

•
contract retentions;
•
contract assets;
•
contract liabilities;
•
the size and status of contract mobilization payments and progress billings; and
•
the amounts owed to suppliers and subcontractors.

We may have limited cash on hand and the timing of payments on our contract receivables is difficult to predict. If the timing of payments on our receivables is delayed or the amount of such payments is less than expected, our liquidity and ability to fund working capital could be materially and adversely affected.

Failure to maintain adequate financial and management processes and internal controls could lead to errors in reporting our financial results.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our stockholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, resource challenges and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, otherwise fail to prevent financial reporting misstatements, or if we experience difficulties in implementing internal controls, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations.

In connection with the preparation of the financial statements, material weaknesses in Cardinal’s internal controls over financial reporting were identified and, if our remediation is not effective, or if we fail to maintain an effective system of internal controls over financial reporting in the future, we may not be accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and profitability.

We have identified material weaknesses in Cardinal’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are related to IT general controls, segregation of duties and ineffective controls over the review of estimates to complete for construction contracts. Remediation steps are being taken to improve Cardinal’s internal controls over financial reporting to address the underlying causes, including designing and implementing increased controls along with increased oversight and review of controls.

While we believe that these efforts will improve Cardinal’s internal controls over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If we are unable to successfully remediate our existing or any future material weakness, the accuracy of our financial reporting may be adversely affected, which could cause investors to lose confidence in our financial reporting and our share price, and profitability may decline as a result.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxation by U.S. federal, state, and local tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
allocation of expenses to and among different jurisdictions;
•
changes to our assessment about our ability to realize, or in the valuation of, our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

•
expected timing and amount of the release of any tax valuation allowances;
•
tax effects of stock-based compensation;
•
costs related to intercompany restructurings;
•
changes in tax laws, regulations, or interpretations thereof;
•
the outcome of current and future tax audits, examinations, or administrative appeals;
•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates; and
•
limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any changes in U.S. taxation may increase our effective tax rate and harm our business, financial condition, and results of operations. In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us.

Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants.

Our current financing arrangements (including the October 2025 Credit Facility (as defined below)) contain, and the financing arrangements we enter in the future likely will contain, covenants (financial and otherwise) affecting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders, and otherwise affect our operating policies. The restrictions contained in our financing arrangements could also limit our ability to plan for or react to market conditions, meet capital needs, make acquisitions, or otherwise restrict our activities or business plans.

If we fail to meet or satisfy any of these covenants in our debt agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, or enforce their respective interests against existing collateral. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. If we default on several of our debt agreements or any single significant debt agreement, it could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets.

We may incur a substantial amount of debt in the future. Our existing indebtedness is recourse to us, and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2025, we had $120.0 million of borrowings outstanding under the October 2025 Credit Facility bearing interest at the rate of 6.83%. Our board of directors consider several factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets, and the ability of particular assets, and us as a whole, to generate cash flow to cover the expected debt service. Our governing corporate documents do not contain a limitation on the amount of debt we may incur, and our board of directors may change our target debt levels at any time without the approval of our stockholders.

Incurring a substantial amount of debt could have important consequences for our business, including:

•
making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;
•
increasing our vulnerability to adverse economic or industry conditions;
•
limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;
•
requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements;
•
limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•
placing us at a competitive disadvantage to less leveraged competitors.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity, financing, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Risks Related to Our Organizational Structure

Our principal asset is our interest in Cardinal, and, as a result, we depend on distributions from Cardinal to pay our taxes and expenses, including payments under the Tax Receivable Agreement. Cardinal’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Units. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, depends upon the financial results and cash flows of Cardinal and distributions we receive from Cardinal. There can be no assurance that Cardinal will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in any applicable debt instruments, will permit such distributions. Cardinal is currently subject to debt instruments or other agreements that restrict its ability to make distributions to us, which may in turn affect Cardinal’s ability to pay distributions to us and thereby adversely affect our cash flows.

Cardinal continues to be treated as a partnership for U.S. federal income tax purposes and, as such, generally is not be subject to any entity-level U.S. federal income tax. Instead, any taxable income of Cardinal is allocated to holders of LLC Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Cardinal. Under the terms of the Cardinal Operating Agreement, Cardinal is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LLC Units, including us. In addition to tax expenses, we incur expenses related to our operations, including payments under the Tax Receivable Agreement, which are and we expect will continue to be significant. See "Certain Relationships and Related Transactions— Tax Receivable Agreement” in our Registration Statement on Form S-1 (File No. 333-290850) filed with the SEC on December 1, 2025. We intend, as its managing member, to cause Cardinal to make (i) pro rata tax distributions in cash to the holders of LLC Units (including us) in an amount at least sufficient to fund all or part of their tax obligations in respect of taxable income allocated to them, as well as our obligations to make payments under the Tax Receivable Agreement (such pro rata distributions to the Continuing Equity Holders to be exclusive of the right of such Continuing Equity Holders to receive payments pursuant to the Tax Receivable Agreement) and (ii) non-pro rata payments to us to reimburse us for our operating expenses (such expenses not to include obligations under the Tax Receivable Agreement). However, Cardinal’s ability to make such distributions is subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Cardinal is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Cardinal insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, because of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. See “Certain Relationships and Related Transactions— Tax Receivable Agreement” and “Certain Relationships and Related Transactions— Cardinal Operating Agreement” in our Registration Statement on Form S-1 (File No. 333-290850) filed with the SEC on December 1, 2025. In addition, if Cardinal does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired, although we do not anticipate declaring or paying any cash dividends on our Class A Common Stock in the foreseeable future. See “Part I. Item 1A. Risk Factors— Risks Related to Ownership of our Class A Common Stock” and “Dividend Policy.”

As mentioned above, under the Cardinal Operating Agreement, we intend to cause Cardinal, from time to time, to make pro rata distributions in cash to the holders of LLC Units (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of Cardinal (such pro rata distributions to the Continuing Equity Holders to be exclusive of the right of such Continuing Equity Holders to receive payments pursuant to the Tax Receivable Agreement). As a result of (i) potential differences in the amount of net taxable income allocable to us and to the other holders of LLC Units, (ii) the lower tax rate applicable to corporations as opposed to individuals, and (iii) certain tax benefits covered by, and payments under, the Tax Receivable Agreement, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Units and corresponding shares of Class A Common Stock will be made as a result of any cash dividend or distribution by us or any retention of cash by us. As a result, the holders of LLC Units (other than us) may benefit from any value attributable to such cash balances if they acquire shares of Class A Common Stock in exchange for their LLC Units, notwithstanding that such holders may have participated previously as holders of LLC Units in distributions that resulted in such excess cash balances to us. To the extent we do not distribute such excess cash as dividends on our Class A Common Stock we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending or contributing it (or a portion thereof) to Cardinal, which may result in shares of our Class A Common Stock increasing in value relative to the value of LLC Units. Following a contribution of such excess cash to Cardinal we may make an adjustment to the outstanding number of LLC Units held by holders of LLC Units (other than us).

The Tax Receivable Agreement with the Continuing Equity Holders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.

We are a party to a Tax Receivable Agreement with Cardinal and each of the Continuing Equity Holders. Under the Tax Receivable Agreement, among us and each of the Continuing Equity Holders, we are required to make cash payments to the Continuing Equity Holders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) the amount of tax benefits, if any, that Cardinal Group actually realizes (or in some circumstances is deemed to realize) as a result of certain increases in tax basis resulting from our acquisition (or deemed acquisition for U.S. federal tax purposes) of the Continuing Equity Holders’ LLC units in connection with the IPO or pursuant to an exercise of the Redemption Right or Call Right (“Basis Adjustments”) and (ii) certain tax benefits (such as interest deductions) arising from payments under the Tax Receivable Agreement. We are required to make such payments to the Continuing Equity Holders even if all of the Continuing Equity Holders were to exchange or have had redeemed their remaining LLC Units.

The payment obligation is an obligation of Cardinal Group and not of Cardinal. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the Continuing Equity Holders under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. See “Certain Relationships and Related Transactions— Tax Receivable Agreement” and “Certain Relationships and Related Transactions, and Director Independence— Cardinal Operating Agreement” in our Registration Statement on Form S-1 (File No. 333-290850) filed with the SEC on December 1, 2025. Payments under the Tax Receivable Agreement are not conditioned upon continued ownership of Cardinal by the exchanging Continuing Equity Holders. Furthermore, if we experience a Change of Control (as defined under the Tax Receivable Agreement), which includes certain mergers, asset sales, and other forms of business combinations, we would be obligated to make an immediate payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement and (ii) result in holders of our Class A Common Stock receiving substantially less consideration in connection with a Change of Control transaction than they would receive in the absence of such obligation. Accordingly, the Continuing Equity Holders’ interests may conflict with those of the holders of our Class A Common Stock.

The actual Basis Adjustments and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors including: the timing of redemptions by the Continuing Equity Holders; the price of shares of our Class A Common Stock at the time of the exchange; the extent to which such exchanges are taxable; the amount of gain recognized by such Continuing Equity Holders; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Holders that do not benefit holders of our Class A Common Stock to the same extent that they benefit the Continuing Equity Holders.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Holders that do not benefit the holders of our Class A Common Stock to the same extent that they benefit the Continuing Equity Holders. The Tax Receivable Agreement with Cardinal and the Continuing Equity Holders in connection with our initial public offering which provides for the payment by us to the Continuing Equity Holders of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) Basis Adjustments and (ii) certain tax benefits (such as interest deductions) arising from payments under the Tax Receivable Agreement. See “Certain Relationships and Related Transactions — Tax Receivable Agreement” in our Registration Statement on Form S-1 (File No. 333-290850) filed with the SEC on December 1, 2025. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for our Class A Common Stock.

In certain cases, payments under the Tax Receivable Agreement to the Continuing Equity Holders may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement generally applies to each of our taxable years, beginning with the first taxable year ending after the consummation of the Transactions. There is no maximum term for the Tax Receivable Agreement. However, the Tax Receivable Agreement provides that if (i) we materially breach any of our material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combinations or other changes of control, or (iii) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments will be determined based on certain assumptions, including an assumption that we will have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. Such cash payment to the Continuing Equity Holders could be greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. The Company will reassess the tax benefit payments liability at each reporting period based on updated exchange activity and tax benefit realization. The contractual Early Termination Rate is defined under the agreement as the lesser of (i) 6.5% per annum, compounded annually, and (ii) SOFR plus 100 basis points, which applies to early termination payments and may serve as a reference point for market participant assumptions. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

We will not be reimbursed for any payments made to the Continuing Equity Holders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement are based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service (“IRS”), or another tax authority, may challenge all or part of the Basis Adjustments or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially and adversely affect the rights and obligations of Continuing Equity Holders under the Tax Receivable Agreement, then, under certain circumstances, we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of Continuing Equity Holders. The interests of Continuing Equity Holders in any such challenge may differ from or conflict with our interests and your interests, and Continuing Equity Holders may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the Continuing Equity Holders under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing Equity Holder are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Holder will be netted against future cash payments, if any, that we might otherwise be required to make to such Continuing Equity Holder, under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Continuing Equity Holder for a number of years following the initial time of such payment. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will agree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a Continuing Equity Holder that are the subject of the Tax Receivable Agreement.

Risks Related to the Ownership of our Class A Common Stock

The Continuing Equity Holders continue to have significant influence over us after our initial public offering, including control over decisions that require the approval of stockholders.

The Continuing Equity Holders control, in the aggregate, approximately 61.0% of the voting power represented by all our outstanding shares of capital stock as of December 31, 2025. As a result, the Continuing Equity Holders continue to exercise significant influence over all matters on which holders of Class B Common Stock are entitled to vote, including the election and removal of directors (subject to the rights of the holders of preferred stock, if any), amendments to our A&R Charter or amended and restated bylaws (the “A&R Bylaws”), and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and continue to have significant control over our business, affairs, and policies, including the appointment of our management, through their influence over the composition of the board of directors. The directors, whom the Continuing Equity Holders have the ability to elect through their voting power, have the authority to incur additional debt, issue or repurchase stock, declare dividends, and make other decisions that could be detrimental to stockholders.

Certain members of our board of directors are affiliated with the Continuing Equity Holders. The Continuing Equity Holders can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with the Continuing Equity Holders may have an adverse effect on the price of our Class A Common Stock. The Continuing Equity Holders may have interests that are different from yours and may vote in a way with which you disagree and that may be adverse to your interests.

Our stock price may change significantly, and you may not be able to resell shares of our Class A Common Stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

You may not be able to resell your shares at or above the price that you paid for them due to a number of factors included herein, including the following:

•
results of operations that vary from the expectations of securities analysts and investors;
•
results of operations that vary from those of our competitors;
•
changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•
technology changes, changes in consumer behavior in our industry;
•
security breaches related to our systems or those of our affiliates or strategic partners;
•
changes in economic conditions for companies in our industry;
•
changes in market valuations of, or earnings and other announcements by, companies in our industry;
•
declines in the market prices of stocks generally, particularly those of residential construction;
•
strategic actions by us or our competitors;
•
announcements by us, our competitors or our strategic partners of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures or other unconsolidated entities, other strategic relationships, or capital commitments;
•
changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the residential construction environment;
•
changes in business or regulatory conditions;
•
future sales of our Class A Common Stock or other securities;
•
investor perceptions of the investment opportunity associated with our Class A Common Stock relative to other investment alternatives;
•
the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•
announcements relating to litigation or governmental investigations;
•
guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•
the development and sustainability of an active trading market for our stock;
•
changes in accounting principles; and
•
other events or factors, including those resulting from system failures and disruptions, natural or man-made disasters, extreme weather events, war, acts of terrorism, an outbreak of highly infectious or contagious diseases, such as COVID-19, or responses to these events.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our Class A Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A Common Stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of Delaware law, our A&R Charter and A&R Bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•
the ability of our board of directors to issue one or more series of preferred stock without stockholder approval;
•
our stockholders may not take action by consent without a meeting, but may only take action at a meeting of stockholders;
•
vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;
•
advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•
our stockholders will be unable to call a special meeting of stockholders;
•
no cumulative voting in the election of directors; and
•
that certain provisions of the A&R Charter may be amended only by the affirmative vote of holders of at least 66 2/3% of the voting power of our then outstanding capital stock entitled to vote thereon.

These antitakeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), but our A&R Charter will provide that engaging in any of a broad range of business combinations with any “interested” stockholder (generally defined as any stockholder with 15% or more of our outstanding voting stock and any entity or person affiliated with or controlling or controlled by such stockholder) for a period of three years following the time on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions (except with respect to the Continuing Equity Holders and any of their respective affiliates and any of their respective direct or indirect transferees of our common stock).

We are subject to financial reporting and other requirements as a newly public company for which our accounting and other management systems and resources may not be adequately prepared.

As a newly public company with listed equity securities, we must comply with new laws, regulations, and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and related regulations and requirements of the SEC, with which we were not required to comply with as a private company. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Section 404 of the Sarbanes-Oxley Act requires our management and independent auditors to report annually on the effectiveness of our internal control over financial reporting. However, we are an “emerging growth company,” as defined in the JOBS Act, so for as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemptions, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting. These reporting and other obligations will place significant demands on our management, administrative, operational, and accounting resources and will cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. As a public company our compliance obligations have also made it more expensive for us to obtain director and officer liability insurance, and we have been required to incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers. As a result of disclosure of information in this Report and in filings required of a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A Common Stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net sales are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•
the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•
the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;
•
the date on which it has, during the previous three-year period, issued more than $1 billion in nonconvertible debt; and
•
the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as we (i) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (ii) have been required to file annual and quarterly reports under the Exchange Act, for a period of at least 12 months, and (iii) have filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as the fifth anniversary following our initial public offering. For so long as we are an “emerging growth company,” we will, among other things:

•
not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act;
•
not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;
•
not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•
be exempt from the requirement of the “PCAOB” regarding the communication of critical audit matters in the auditor’s report on the financial statements; and
•
be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to “opt out” of this transition period and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period is irrevocable.

We cannot predict if investors will find our Class A Common Stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.

Because we have no current plans to pay regular cash dividends on our Class A Common Stock, you may not receive any return on investment unless you sell your Class A Common Stock for a price greater than that which you paid for it.

While Cardinal has historically had high returns on equity, we do not anticipate paying any regular cash dividends on our Class A Common Stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, and such other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our Class A Common Stock is solely dependent upon the appreciation of the price of our Class A Common Stock on the open market, which may not occur. See “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy” in this Report for more detail.

Our A&R Charter provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our A&R Charter provides that, unless we otherwise consent in writing, (i) (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, our A&R Charter or our A&R Bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (d) any action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware); and (ii) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; provided, however, that the foregoing choice of forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act, or any other claim for which the United States federal courts have exclusive jurisdiction.

The choice of forum provision is limited to the extent permitted by law, and it does not apply to claims brought to enforce any liability or duty arising under the Exchange Act, or for any other federal securities laws which provide for exclusive federal jurisdiction. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our A&R Charter provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States. In such instance, we would expect to vigorously assert the validity and enforceability of the choice of forum provisions of our A&R Charter.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our A&R Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our A&R Charter.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, or if there is any fluctuation in our credit rating, our stock price and trading volume could decline.

The trading market for our Class A Common Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of us, the trading price of our shares would likely be negatively impacted. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which, in turn, could cause our stock price or trading volume to decline.

Additionally, any fluctuation in the credit rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in return, may adversely affect the trading price of shares of our Class A Common Stock.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: the recognition of revenue from construction contracts, including the estimation of total contract costs and the identification and measurement of variable consideration such as contract modifications and claims. The Company's cost-to-cost method for recognizing revenue includes estimates and assumptions about future events, including labor productivity and availability, material costs and availability, and the complexity of work to be performed. The impacts of litigation and other loss contingency claims, including the probability of an unfavorable outcome and the ability to reasonably estimate the amount of loss, and fair value and other purchase accounting estimates associated with business combinations, including the valuation of acquired assets and assumed liabilities, contingent consideration, and the resulting goodwill and intangible assets, and amounts payable pursuant to the Tax Receivable Agreement, including the estimate of future taxable income, applicable tax rates, and the timing and amount of tax benefits expected to be realized. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A Common Stock.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A Common Stock to decline.

The sale of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of March 18, 2026 we had outstanding a total of 15,292,984 shares of Class A Common Stock. Of the outstanding shares, the 13,225,000 shares sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A Common Stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144 as well as the expiration of any contractual lock-up agreement.

Our directors and executive officers, and substantially all of our stockholders, entered into lock-up agreements with the underwriters prior to the commencement of our initial public offering pursuant to which each of these persons or entities, subject to certain exceptions, restrict the sale of the shares of our Class A Common Stock and certain other securities held by them through June 10, 2026. Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C. may, in their sole discretion and at any time, release all or any portion of the shares or securities subject to any such lock-up agreements. In addition, we have reserved 3,660,656 shares of Class A Common Stock for issuance under our 2025 Stock Incentive Plan (the "2025 Plan"). Any Class A Common Stock that we issue under the 2025 Plan or other stock incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors.

As restrictions on resale end or if applicable stockholders exercise their registration rights, the market price of our shares of Class A Common Stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A Common Stock or other securities.

In the future, we may also issue securities in connection with investments, acquisitions, or capital raising activities. In particular, the number of shares of our Class A Common Stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then outstanding shares of our Class A Common Stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A Common Stock.

General Risk Factors

We are subject to litigation, arbitration, or other claims which could materially and adversely affect us.

We are subject to litigation, and we may in the future be subject to enforcement actions, such as claims relating to our operations, securities offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Although we have established warranty, claim, and litigation reserves that we believe are adequate, we cannot be certain of the ultimate outcomes of any claims that may arise in the future, and legal proceedings may result in the award of substantial damages against us beyond our reserves. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured or in excess of insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Furthermore, plaintiffs may, in certain of these legal proceedings, seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial liability for us. Certain litigation or the resolution thereof may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

We may suffer uninsured losses or material losses in excess of insurance limits.

We could suffer physical damage to property and liabilities resulting in losses that may not be fully recoverable by insurance. Insurance against certain types of risks, such as terrorism, earthquakes, floods, or personal injury claims, may be unavailable, available in amounts that are less than the full market value or replacement cost of investment or underlying assets or subject to a large deductible or self-insurance retention amount. In addition, there can be no assurance that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles or self-insurance retention, we could sustain financial loss or lose capital invested in the affected property, as well as anticipated future income from that property. Furthermore, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles. We may also be liable for any debt or other financial obligations related to affected property.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, result in uninsured losses, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our services and adversely impact our business, prospects, liquidity, financial condition, and results of operations.

Negative publicity could adversely affect our reputation as well as our business, financial results, and stock price.

Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs, newsletters, and other digital platforms. Our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

Changes in accounting rules, assumptions, and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as those related to asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

Our access to additional third-party sources of financing will depend, in part, on:

•
general market conditions, including inflation and rising interest rates;
•
the market’s perception of our growth potential;
•
with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;
•
our current debt levels;
•
our current and expected future earnings;
•
our cash flow; and
•
the market price per share of our Class A Common Stock.

The global credit and equity markets and the overall economy can be extremely volatile, which could have a number of adverse effects on our operations and capital requirements. For the past decade, the domestic financial markets have experienced a high degree of volatility, uncertainty and, during certain periods, tightening of liquidity in both the high yield debt and equity capital markets, resulting in certain periods when new capital has been both more difficult and more expensive to access. If we are unable to access the credit markets, we could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is prolonged volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.

Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

We may change our operational policies, investment guidelines and our business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our board of directors will determine our operational policies, investment guidelines, and business and growth strategies. Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines, and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments, or pursuing different business or growth strategies than those contemplated in this Report. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Future offerings of debt securities, which would rank senior to our Class A Common Stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our Class A Common Stock for the purposes of dividend and liquidation distributions, may adversely affect the market price of our Class A Common Stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our Class A Common Stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Class A Common Stock, or both. Our preferred stock will have a preference on liquidating distributions and dividend payments, which could limit our ability to make a dividend distribution to the holders of our Class A Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and stockholders of our Class A Common Stock bear the risk of our future offerings reducing the market price of our Class A Common Stock and diluting their ownership interest in our company.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management Process

The Company's approach to cybersecurity strategy is integrated into its overall risk-management framework and aligns with the risk assessment component of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Internal Control Framework. The Company plans to implement a comprehensive framework based on the National Institute of Standards and Technology ("NIST") framework, which will organize cyber‑risks into five categories identify, protect, detect, respond, recover and will embed these considerations within its broader risk‑management architecture. Further, it is the Company's policy that all employees must complete mandatory cybersecurity training at least once every three years, with additional online courses available for more frequent updates.

Third‑Party Engagement and Oversight

External assessors, consultants, auditors, and other specialists are engaged as needed to supplement internal capabilities. Acknowledging the evolving nature of cyber threats, the Company leverages external expertise for planning, reporting, and monitoring. These partnerships enable the firm to adopt industry best practices while ensuring its security strategies remain current. Third‑party services and software are integral to core operations. In order to oversee and identify risks from cybersecurity threats associated with the use of third-party service providers, the Company conducts rigorous assessments of all vendors, maintaining continuous reviews to confirm adherence to internal cybersecurity standards. Prior to the implementation of critical systems, and at least annually, the Company reviews third party attestation reports, including SOC 1 or SOC 2 reports from the vendor; if such reports are unavailable, the Company undertakes additional evaluations of the provider's preparedness.

Cybersecurity Incident Monitoring

The Company's IT team actively monitors alerts which notify IT of threats. When an event is detected, upper management and the appropriate resources are activated to implement immediate mitigation steps and long‑term prevention strategies.

Potential Cybersecurity Risks

The Company faces cyber threats that could materially impact its business, financial condition, operations, cash flows, or reputation. No such challenges have yet resulted in material impairment of operations or finances; further details are available in Item 1A under "Risk Factors – Risks Related to Regulatory Matters - Our business is subject to complex and evolving laws and regulations regarding data privacy and cybersecurity."

Governance and Oversight

The Company's board of directors recognizes the critical importance of managing cybersecurity risks to maintain operational integrity and shareholder confidence. The Company's Chief Financial Officer and the Director of IT lead the development and implementation of the Company's information‑security program. The Chief Financial Officer brings 36 years of experience in enterprise risk management and operational leadership roles. The Director of IT has over 25 years of experience in information technology and security expertise. Central to the board of directors' oversight is the Audit Committee, composed of members with diverse risk‑management and financial backgrounds. The Audit Committee is responsible for supervising cybersecurity risks and conducts an annual review of the Company's cyber posture and risk‑management effectiveness, identifying improvement areas and ensuring alignment with the overall framework. The Chief Financial Officer and Director of IT provide comprehensive quarterly briefings to the Audit Committee on topics such as the evolving threat landscape, mitigation actions, ongoing initiatives, incident learnings, and regulatory compliance. Continuous dialogue among these executives and the committee guarantees proactive oversight and integration of cyber considerations into the Company's strategic objectives.

Item 2. Properties.

As of December 31, 2025, we leased approximately 27,500 square feet of office space in four locations in North Carolina, including our corporate headquarters in Raleigh, and one location in South Carolina. In addition, we leased approximately 25,000 square feet of shop and storage space in four locations in North Carolina. We believe these facilities are adequate to meet our current and near-term requirements.

Item 3. Legal Proceedings.

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock has been listed on the NASDAQ Stock Exchange under the symbol "CDNL" since December 10, 2025. Prior to that date, there was no public trading market for our Class A common stock. Our Class B Common Stock is neither listed nor publicly traded.

Stockholder Information

As of March 18, 2026, holders of our common stock were as follows:

•
Class A Common Stock: approximately 72 holders of record.
•
Class B Common Stock: approximately 25 holders of record.

Because many shares of our Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our Class A Common Stock represented by these record holders. Accordingly, we believe there may be substantially more beneficial holders of our Class A Common Stock than record holders.

Dividend Information

We have never declared or paid cash dividends on our Class A Common Stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our Class A Common Stock in the foreseeable future. Except in certain limited circumstances, holders of our Class B Common Stock are not entitled to participate in any dividends declared by our board of directors. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A Common Stock depends on our receipt of cash distributions from Cardinal. Our October 2025 Credit Facility contains certain covenants that restrict, subject to certain exceptions, our ability to pay dividends. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Sources of Capital — Credit Facilities, Debt and Other Capital.” Our ability to pay dividends may be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Sources of Capital.” Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and subject to the requirements of applicable law, compliance with contractual restrictions and covenants in the agreements governing our future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant

Securities Authorized for Issuance under Equity Compensation Plans

For a description of securities authorized under our equity compensation plans, see “Part III. Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period December 10, 2025 through December 31, 2025, as well as the corresponding returns on an overall stock market index (Dow Jones U.S. Total Stock Market Index) and a peer group index (NASDAQ US Benchmark Construction Index). The stock performance graph assumes that $100 was invested on December 10, 2025. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

Comparison of Total Return1
120
115
110
105
100
95
90
85
12/10/2025
12/31/2025
CDNL
Nasdaq US Benchmark Construction Index
Dow Jones U.S. Total Stock Market Index

1 Assuming $100 invested on December 10, 2025 in stock or index including reinvestment of dividends

	12/10/2025	12/31/2025
CDNL	$100	$115
Nasdaq US Benchmark Construction Index	$100	$97
Dow Jones U.S. Total Stock Market Index	$100	$99

Unregistered Sales of Equity Securities

The following list sets forth information regarding all unregistered securities issued by us since January 1, 2023. Also included is the consideration received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Prior to the IPO: Cardinal Group’s Formation

Prior to the IPO, on July 25, 2025, Cardinal Group issued 20,000 shares (on a pre-split basis) of the Company’s common stock, par value $0.01 per share, to certain individual investors of the Company and their family members, for $0.01 per share. The issuance of such shares of common stock was not registered under the Securities Act, because the shares were offered and sold in a transaction by the issuer not involving any public offering exempt from registration under Section 4(a)(2) of the Securities Act.

Use of Proceeds

On December 11, 2025, Cardinal Group completed the IPO, in which it issued and sold 11,500,000 shares of Class A Common Stock at the public offering price of $21.00 per share, resulting in net proceeds of $224.6 million after deducting the underwriting discount but before expenses. On December 11, 2025, the underwriters exercised their option to purchase an additional 1,725,000 shares of our Class A Common Stock at the public offering price of $21.00 per share, resulting in total issued shares of 13,225,000. This option exercise closed on December 12, 2025, resulting in additional net proceeds to us of $258.3 million after deducting the underwriting discount. The managing underwriters of the IPO were Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C.

Our offering expenses (other than the underwriting discount) were approximately $5.3 million. The Registration Statement on Form S-1 (File No. 333-290850) for the IPO was declared effective by the SEC on December 9, 2025.

Through the filing date of this Report, we have used the net proceeds from the IPO, including the net proceeds from the exercise of the underwriters’ option to purchase additional shares of Class A Common Stock, to purchase 14,943,750 LLC Units for $258.3 million in aggregate from each Continuing Equity Holder. Cardinal used the net proceeds from the issuance of LLC Units to Cardinal Group (i) to redeem LLC Units from certain Continuing Equity Holders for $157.5 million in aggregate at a price per unit equal to the initial public offering price per share of Class A Common Stock, (ii) to repay approximately $24.3 million of borrowings outstanding under our October 2025 Credit Facility, (iii) to pay IPO costs of $6.0 million, (iv) to pay $48.6 million cash consideration for our acquisition of ALGC, (v) to pay $1.5 million in costs related to the installation of machinery and equipment, and (vi) to pay $9.3 million related to working capital and general corporate purposes. Cardinal plans to use the remaining net proceeds from the IPO for general corporate purposes. See “Part I. Item 1. Business — Initial Public Offering And Organizational Transactions” of this Report for further discussion of the Reorganization made prior to and in connection with the IPO.

Other than the use of IPO Proceeds to finance the cash consideration used to in the acquisition of ALGC and to pay for the installation of machinery equipment, as disclosed above, there has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated December 9, 2025 and filed on December 10, 2025 with the SEC pursuant to Rule 424(b) under the Securities Act.

Certain of our Continuing Equity Holders are also members of our board of directors, executive officers and other persons and entities which are holders of 5% or more of our voting securities following the consummation of the Reorganization, including Cardinal Group's Chief Executive Officer and Chairman of the board of directors, Mr. Spivey, the Chief Operating Officer of Cardinal NC, Mr. West, and Cardinal Group's Chief Financial Officer, Mr. Rowe.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included under “Part II. Item 8. Financial Statements and Supplementary Data” of this Report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this report, including in “Part I. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

As described in “Part I. Item 1. Business — Initial Public Offering and Reorganization” Cardinal Group. is a holding company that conducts no operations and our principal asset is the LLC Units of Cardinal acquired in connection with the completion of our IPO on December 11, 2025 and the Reorganization made prior to the IPO, including with respect to our operating entities Cardinal and Cardinal NC. Prior to the IPO, all of our business was conducted through Cardinal NC.

Cardinal Group is the sole managing member of Cardinal. Although Cardinal Group has a minority economic interest in Cardinal, we have the sole voting interest in, and operate and control all of the business and affairs of, Cardinal and its subsidiaries, and through Cardinal conduct our business. As a result, Cardinal Group consolidates Cardinal and has recorded a significant noncontrolling interest in a consolidated entity in our consolidated financial statements for the economic interest in Cardinal held by the Continuing Equity Holders.

Because the IPO and the Reorganization resulted in a change to our organizational structure, the historical financial statements, which do not reflect certain items that affect our results of operations and financial position since the IPO and the Reorganization, may not give you an accurate indication of what our actual results would have been if the transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. This section of this Report on Form 10-K generally discusses fiscal years 2025 and 2024 items and year-to-year comparisons between fiscal years 2025 and 2024. For a discussion of the consolidated financial results for the fiscal year ended December 31, 2023, see “Consolidated Results for the Years Ended December 31, 2024 and 2023” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus dated December 10, 2025 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 10, 2025 (the “Final Prospectus”). The comparison of the consolidated financial results for 2024 and 2023 refer only to Cardinal and its subsidiaries.

Initial Public Offering and Reorganization

As discussed above in “Part I. Item 1. Business — Initial Public Offering and Reorganization,” we completed our IPO of 11,500,000 shares of our Class A Common Stock at a price to the public of $21.00 per share on December 11, 2025, and on December 12, 2025, pursuant to the exercise in full of the underwriters’ option, Cardinal Infrastructure Group Inc. completed the sale of an additional 1,725,000 shares of its Class A Common Stock at a price to the public of $21.00 per share. The gross proceeds from the IPO, including the exercise in full of the sale of the additional shares, were approximately $277.7 million, before deducting underwriting discounts and commissions. We used the net proceeds from the IPO to purchase 14,943,750 newly issued LLC Unit from Cardinal for approximately $258.3 million in aggregate and became the sole managing member of Cardinal. In connection with the IPO, we also issued 23,387,813 shares of our Class B Common Stock to the Continuing Equity Holders, which is equal to the number of LLC Units held by such Continuing Equity Holders, at the time of such issuance of Class B Common Stock, for nominal consideration. As a result of the above, Cardinal Group is a holding company with no direct operations and our principal asset is our equity interest in Cardinal. Prior to the IPO, all of our business was conducted through Cardinal NC. See “Part I. Item 1. Business — Initial Public Offering and Reorganization” of this Report for further discussion of the Reorganization made prior to and in connection with the IPO.

Overview

For the year ended December 31, 2025, we generated revenue of $456.0 million, supported by a robust backlog of $682.0 million at December 31, 2025, compared to revenue of $315.2 million for the year ended December 31, 2024. For the year ended December 31, 2025, net income was $31.1 million, Gross Profit was $63.8 million, Adjusted Gross Profit was $96.1 million, EBITDA was $72.3 million and Adjusted EBITDA was $81.5 million, compared to net income of $28.3 million, Gross Profit of $46.6 million, Adjusted Gross Profit of $65.3 million, EBITDA of $53.1 million and Adjusted EBITDA of $56.5 million for the year ended December 31, 2024. For the year ended December 31, 2025, our net income margin was 6.8%, EBITDA Margin was 15.8%, Adjusted EBITDA Margin was 17.9%, Gross Profit Margin was 14.0% and Adjusted Gross Profit Margin was 21.1%, compared to net income margin of 9.0%, EBITDA Margin of 16.9%, Adjusted EBITDA Margin of 17.9%, Gross Profit Margin of 14.8% and Adjusted Gross Profit Margin of 20.7% for the year ended December 31, 2024. Our backlog enables management to assess future revenue visibility and anticipate business activity.

We present our results of operations in a way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of our financial measures are not prepared in accordance with generally accepted accounting principles (“non-GAAP”) under SEC rules. For example, in this Report, we present Adjusted Gross Profit, Adjusted Gross Profit Margin, EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin, all of which are non-GAAP financial measures as defined in Item 10(e) of Regulation S-K promulgated by the SEC. These measures are presented for supplemental informational purposes only, and are not intended to be substitutes for any GAAP financial measures, including net income, and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. In addition, these non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Therefore, non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Where appropriate, reconciliations of our non-GAAP financial measures to the most comparable GAAP figures are included. For further discussion and a reconciliation of these non-GAAP financial measures to their most directly comparable financial measure calculated in accordance with GAAP, see discussion below under "Non-GAAP Financial Measures.”

Recent Transactions

On January 3, 2025, Cardinal Civil Contracting Charlotte, LLC acquired substantially all of the operating assets and certain liabilities of Purcell Construction, Inc., Purcell Construction Group, LLC, and Orange T, LLC (collectively referred to herein as “Purcell”).

On May 30, 2025, the Company formed Cardinal Civil Contracting Triad, LLC (“Triad”), which acquired substantially all of the operating assets and certain liabilities of Page and Associates, Inc., and MJS & GCP, LLC (collectively referred to herein as “Page”). Page operated a turn‑key site work contracting business primarily in the Greensboro, North Carolina market.

On October 1, 2025, we acquired substantially all of the assets of Red Clay Industries, Inc. pursuant to an Asset Purchase Agreement ("APA"). Red Clay is a provider of asphalt paving, concrete contracting, concrete reclamation and soil stabilization in North Carolina. We funded the $40.0 million purchase price with $39.0 million of borrowings under our October 2025 Credit Facility (as defined below) and we assumed approximately $1.0 million of liabilities.

On February 18, 2026, we acquired Sugar Hill, Georgia-based A.L. Grading Contractors (“ALGC”). A fourth-generation, high-growth market leader, ALGC provides comprehensive site development solutions, including grading, underground utilities, erosion control, and clearing, supporting large-scale commercial, industrial, and residential construction in Georgia and South Carolina. See Notes to Consolidated Financial Statements - Note 19 - Subsequent Events for further information.

These acquisitions are consistent with our strategy of acquiring either a starting site preparation business or a tuck-in acquisition in a market, and represent a further step in Cardinal's expansion into the Southeast.

Key Factors Affecting Our Performance

We believe our future performance will depend on many factors, including those described below and in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Report.

•
Continuing to build out the basics of our site preparation business in a given market and focus initially on residential home building. We believe starting with residential construction in a new market gives us large, multi-phase opportunities with the ability to establish our service reputation, which can help in other adjacent cities in the future. We start with core site preparation services, such as underground capabilities like drilling and blasting, wet utility work (wastewater, fresh water and storm drainage), electrical utility conduit lines and grading.
•
Capturing additional service lines and continued vertical integration. By adding capabilities that are complementary to our core construction competencies, we are able to improve our breadth of service to our customer and improve our Gross Profit Margin opportunities, more effectively compete for contracts and compete for contracts that might not otherwise be available to us. These capabilities may be through internal efforts or small, tuck-in acquisitions. Some of these additional capabilities include paving, asphalt plants, CCTV inspection, drilling and blasting and concrete work.
•
Expanding the customer mix. While the initial activity in a market focuses on residential site preparation, once our full capabilities are close to complete, we can more effectively seek out other customers within the commercial, industrial, retail and state infrastructure market.
•
Expanding into adjacent markets. As an example, we started in Raleigh, NC. We entered the Charlotte market in 2023 via a small acquisition and now Charlotte is roughly 21% of our total revenue and growing faster than Raleigh for the twelve months ended December 31, 2025. We entered the Greensboro, NC market in 2024, expanded further into this market in 2025, and have entered the Georgia market in February 2026 with the acquisition of ALGC. Additional market opportunities include Wilmington, NC, Columbia, SC, Charleston, SC, Greenville, SC, Savannah, GA, Knoxville, TN and Nashville, TN.
•
Continue to Develop Our Employees. We believe that our employees are key to the successful implementation of our business strategy, and we will continue allocating significant resources in order to attract and retain talented managers and supervisory and field personnel.

Other Factors Impacting Results of Operations

Backlog (period end)

Backlog at period end represents our estimate of future revenue from our construction contracts. We add the revenue value of new contracts to backlog when secured through negotiated private transactions or when we are the low bidder on a public sector contract and management determines there are no apparent impediments to award. As work progresses, backlog is adjusted to reflect changes in estimated quantities under fixed unit price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenues and costs, including completion penalties and bonuses. Revenue recognized on contracts and contracts cancellations are deducted from backlog.

Backlog is a key operational metric used by management to assess future revenue visibility and anticipated business activity. It is not defined under U.S. GAAP and differs from the remaining performance obligations disclosed in our financial statements under ASC 606. The primary difference is that backlog includes project commitments and signed contracts that have not yet commenced, whereas remaining performance obligations include only contracts for which performance has begun.

While there is uncertainty in the availability and timing of new bid opportunities and the award of new contracts, many of which involve a lengthy and complex design and bidding process, our backlog reflects contracts and commitments that have already been awarded, including certain commitments from customers with whom we have a demonstrated history of successful conversion to executed contracts. See “Risk Factors — Risks Related to Our Business and Industry.” Though backlog provides visibility into potential future revenue, it remains subject to execution risks, including potential cancellation, scope changes, permitting delays, and deferred start dates. As a result, the timing and amount of revenue ultimately realized from backlog may differ from our current estimates, and backlog at any point in time should not be viewed as a guarantee of future revenue or profitability. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business and Industry.”

The table below summarizes our project backlog at the dates indicated, categorized by stage of commitment. Categories range from projects in progress under executed contracts to early-stage awards with varying levels of customer commitment. Detailed descriptions of each category follow the table.

	December 31, 2025	December 31, 2024	December 31, 2023
Signed contracts	$530,000,000	$351,000,000	$284,000,000
Letters of intent and issued contracts	152,000,000	161,000,000	117,000,000
Total backlog	$682,000,000	$512,000,000	$401,000,000

Our signed contracts comprise executed agreements covering both active projects in which performance has begun and projects for which performance has not yet commenced. Our letters of intent and issued contracts represent arrangements in which the parties have reached agreement on principal terms, evidenced either by a signed letter of intent or by issuance of a written contract pending execution. Substantially all of the contracts in our backlog may be canceled at the election of the customer; however, neither our backlog nor our results of operations have been materially adversely affected by contract cancellations or modifications in the past. See “Business— Contracts — Contract Management Process.”

The table below summarizes backlog by customer type and contract pricing method as of the dates indicated:

	December 31, 2025	December 31, 2024	December 31, 2023
Private sector, lump sum	$600,000,000	$479,000,000	$395,000,000
Private sector, fixed unit price	45,000,000	20,000,000	-
Public sector, fixed unit price	37,000,000	13,000,000	6,000,000
Total backlog	$682,000,000	$512,000,000	$401,000,000

Our lump sum contracts require us to perform a defined scope of work for a stated total price. Under this structure, we bear the economic risk of cost overruns or efficiencies, and actual profit may differ from initial estimates. Our fixed unit price contracts provide for payment of a specified amount per contractual unit of measure, with total revenue determined by the actual quantities completed. Our private sector customers are non‑government entities, consisting primarily of residential homebuilders. Our public sector customers are governmental agencies, such as state and federal departments of transportation.

We expect to recognize between $489 million and $541 million of our backlog within the twelve months following December 31, 2025. This estimated range is based on existing project schedules and other current assumptions. Actual timing and amounts may differ materially due to factors such as changes in project scope or schedules, weather‑related or customer‑driven delays, and contract terminations. In addition to the revenues we expect to recognize from our existing backlog, we anticipate generating additional revenues during the same period from new project awards, renewals, and the conversion of verbal or other preliminary commitments into executed contracts.

The following table presents a rollforward of our backlog at the periods indicated. The rollforwards reflects the value of new awards and adjustments to existing contracts, and reductions for revenue recognized as projects progress.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Opening backlog	$512,000,000	$401,000,000
Add: New awards and adjustments to existing contracts	624,000,000	426,000,000
Less: Revenue recognized on contracts in progress	(454,000,000)	(315,000,000)
Ending backlog	$682,000,000	$512,000,000

The increase in backlog was primarily due to new project awards, partially offset by revenue recognized on contracts in progress. The increase in new project awards was across the Company's Greensboro, Raleigh and Charlotte markets primarily due to organic growth, but also as a result of the 2025 acquisitions of Purcell, Page and Red Clay. Backlog growth was also driven by signed contracts that converted from letters of intent, supported by our investments in equipment and work crews through both organic and acquisition‑related purchases.

The backlog increase at December 31, 2025 was concentrated in private‑sector lump sum contracts, primarily with residential homebuilders, but also included a notable 188% increase in public‑sector awards to $37 million as we expanded public infrastructure services in existing markets.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have provided information in this Report relating to Adjusted Gross Profit, Adjusted Gross Profit Margin, EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin. We believe Adjusted Gross Profit, Adjusted Gross Profit Margin, EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin provide useful information in measuring our operating performance, generating future operating plans and making strategic decisions regarding allocation of capital. Management believes this information presents helpful comparisons of financial performance between periods by excluding the effect of certain non-recurring items.

There are limitations to the use of the non-GAAP financial measures presented in this Report. For example, Adjusted Gross Profit, Adjusted Gross Profit Margin, EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin do not have standardized meanings prescribed by GAAP and therefore it may not be comparable to similarly titled measures presented by other companies, and it should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

We define Adjusted Gross Profit as total revenue less cost of sales, exclusive of depreciation and amortization. Adjusted Gross Profit Margin represents Adjusted Gross Profit as a percentage of total revenue. We include these measures as supplemental disclosures because they are primary metrics used by management to evaluate revenue and cost of sales performance, exclusive of depreciation and amortization, which are non‑cash charges related to assets acquired or constructed in prior periods.

We believe Adjusted Gross Profit Margin is useful because it focuses on the current operating performance of our projects and excludes the impact of historical asset costs, indirect costs associated with selling, general and administrative activities, financing methods, and income taxes. In addition, depreciation and amortization may not reflect the current costs required to maintain and replace the operational capacity of our assets.

Adjusted Gross Profit and Adjusted Gross Profit Margin are non‑GAAP measures and should not be considered as alternatives to, or more meaningful than, Gross Profit, net income, or any other measure calculated in accordance with GAAP. Our calculations of these measures may differ from similarly titled measures used by other companies and, therefore, may not be comparable.

Adjusted Gross Profit has certain material limitations as compared to Gross Profit, primarily because it excludes certain costs that are necessary to operate our business. These include depreciation and amortization, interest expense, and selling, general and administrative expenses. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Similarly, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A activities are necessary to support our operations and required corporate functions. To compensate for these limitations, management uses this non‑GAAP measure only as a supplemental measure to GAAP results to provide a more complete understanding of our performance.

We define Adjusted Gross Profit Margin as Adjusted Gross Profit as a percentage of revenue. The table directly below reconciles Adjusted Gross Profit to Gross Profit, the most directly comparable to GAAP measure and shows Gross Profit calculated as revenues less cost of revenues (excluding depreciation and amortization) and depreciation and amortization expense. While Gross Profit is not presented as a separate line item or subtotal in our audited financial statements for the years ended December 31, 2025, 2024, and 2023, we present Gross Profit in the below table solely to facilitate the reconciliation of Adjusted Gross Profit, a non GAAP measure, to the most directly comparable GAAP measure.

	Years ended December 31,
	2025	2024	2023
Revenues	$456,045,369	$315,187,523	$247,924,063
Cost of revenues, exclusive of depreciation and amortization shown separately	(359,897,579)	(249,888,575)	(199,080,030)
Depreciation and amortization expense	(32,374,761)	(18,663,746)	(13,181,191)
Gross Profit	$63,773,029	$46,635,202	$35,662,842
Depreciation and amortization expense	32,374,761	18,663,746	13,181,191
Adjusted Gross Profit	$96,147,790	$65,298,948	$48,844,033
Gross Profit Margin %	14.0%	14.8%	14.4%
Adjusted Gross Profit Margin %	21.1%	20.7%	19.7%

We define EBITDA as net income for the period adjusted for interest expense, net income tax expense, depreciation and amortization expense. Adjusted EBITDA further adjusts EBITDA for certain expenses associated with non-routine transactions, including (i) transaction fees and acquisition-related costs incurred in connection with acquisitions and planned acquisitions, (ii) non-routine costs associated with legal matters in which the Company is a defendant, (iii) certain consulting and recruiting costs related to acquisitions and public company readiness, (iv) non-routine revenue impact from customer claims, (v) non-routine loss on extinguishment and refinancing costs, (vi) stock-based compensation, (vii) non-routine IPO related travel and compensation, and (viii) other non-routine gains and charges that we do not believe reflect our underlying business performance. We define EBITDA Margin as EBITDA as a percentage of revenue, and Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. The following table provides a reconciliation of net income and net income margin, the most closely comparable GAAP financial measure, to EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin:

	Years ended December 31,
	2025	2024	2023
Net income	$31,093,483	$28,297,234	$24,296,792
Interest expense, net	6,825,542	4,828,058	3,990,288
Income tax expense	1,966,678	1,352,509	—
Depreciation and amortization expense	32,374,761	18,663,746	13,181,191
EBITDA	$72,260,464	$53,141,547	$41,468,271
Transaction fees and acquisition-related costs(1)	792,966	454,761	1,195,416
Legal matters(2)	—	620,221	6,352
Transition and consulting arrangements(3)	150,000	390,000	394,362
Customer claims(4)	—	525,000	—
Loss on extinguishment and refinancing costs(5)	—	1,389,901	—
Stock-based compensation	5,868,592	—	—
Non-recurring IPO related travel and compensation	2,342,026	—	—
Other(6)	51,874	16,690	3,385
Adjusted EBITDA	$81,465,922	$56,538,120	$43,067,786
Net Income Margin(7)	6.8%	9.0%	9.8%
EBITDA Margin(7)	15.8%	16.9%	16.7%
Adjusted EBITDA Margin(7)	17.9%	17.9%	17.4%

(1)
Represents transaction fees and acquisition-related costs incurred in connection with acquisitions and planned acquisitions.
(2)
Represents costs associated with legal matters in which the Company is a defendant.
(3)
Represents certain consulting and recruiting costs related to acquisitions and public company readiness.
(4)
Represents revenue impact from customer claims.
(5)
Represents financing and extinguishment-related expenses.
(6)
Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(7)
Calculated as a percentage of revenue.

Results of Operations

Consolidated Results

The following table sets forth our statements of income for the year ended December 31, 2025, 2024, and 2023, along with certain data in percentages:

	Years ended December 31,
	2025	2024	2023
Revenues	$456,045,369	$315,187,523	$247,924,063
Cost of revenues, (exclusive of depreciation and amortization shown separately below)	359,897,579	249,888,575	199,080,030
General and administrative expenses	23,526,023	10,687,302	6,498,758
Depreciation and Amortization expense	32,374,761	18,663,746	13,181,191
(Gain) loss on disposal of property and equipment	(157,401)	13,534	(365,919)
Income from operations	40,404,407	35,934,366	29,530,003
Operating Margin %	8.9%	11.4%	11.9%
Interest expense, net	6,825,542	4,828,058	3,990,288
Other expense, net	518,704	1,456,565	1,242,923
Net income before taxes	$33,060,161	$29,649,743	$24,296,792
Income tax expense	1,966,678	1,352,509	-
Net income	$31,093,483	$28,297,234	$24,296,792
Net income margin	6.8%	9.0%	9.8%
Less: Net income attributable to noncontrolling interests	$8,407,426	$6,939,888	$3,724,472
Net income attributable to Cardinal Infrastructure Group Inc.	$22,686,057	$21,357,346	$20,572,320

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Revenues

Revenues were $456.0 million for the year ended December 31, 2025, an increase of $140.9 million or 44.7%, compared to $315.2 million for the year ended December 31, 2024. The increase in Revenues was driven by approximately $103.2 million of organic growth and $37.7 million of acquisition-related revenue growth. Broad-based organic growth was realized across North Carolina reflecting continued strength in the residential end market coupled with notably strong increases from the commercial and DOT/Municipal end markets that reflect ongoing progress in diversifying our end uses and customer base.

Gross Profit, Adjusted Gross Profit, Gross Profit Margin and Adjusted Gross Profit Margin

Gross Profit was $63.8 million for the year ended December 31, 2025, an increase of $17.1 million or 36.7%, compared to $46.6 million for the year ended December 31, 2024. Adjusted Gross Profit was $96.1 million for the year ended December 31, 2025, an increase of $30.8 million, or 47.2% compared to $65.3 million for the year ended December 31, 2024. The increase in Gross Profit and Adjusted Gross Profit was primarily driven by both strong organic and acquisition-related revenue growth, partially offset by an increase in cost of revenues associated with overall business growth.

Gross Profit Margin decreased to 14.0% for the year ended December 31, 2025, as compared to 14.8% for the year ended December 31, 2024. The decrease in Gross Profit Margin was primarily attributable to higher amortization expense resulting from intangible assets recognized as part of purchase accounting from 2025 acquisitions.

Adjusted Gross Profit Margin increased to 21.1% for the year ended December 31, 2025, as compared to 20.7% for the year ended December 31, 2024. The increase in Adjusted Gross Profit Margin was primarily attributable to effective cost management in the context of higher revenue.

Gross Profit Margin and Adjusted Gross Profit Margin were also unfavorably impacted by market and end use expansions which carried a lower initial margin profile. The Company expects margin performance to improve over time as these expansions integrate and anticipated scale benefits are realized.

General and Administrative Expenses

General and administrative expenses were $23.5 million, or 5.2% of revenue, for the year ended December 31, 2025, compared to $10.7 million, or 3.4% of revenue, for the year ended December 31, 2024. The increase was primarily attributable to non-recurring acquisition and IPO-related costs. Excluding non-recurring impacts, continuing General and administrative expenses were 3.3% of revenue for the year ended December 31, 2025.

Depreciation and Amortization

Depreciation and amortization was $32.4 million for the year ended December 31, 2025, compared to $18.7 million for the year ended December 31, 2024. The increase was primarily driven by intangible assets recognized as part of purchase accounting and equipment purchased through 2025 acquisitions, followed by increased depreciation related to recent capital expenditures for the Company’s legacy operations.

Interest Expense, Net

Interest expense, net was $6.8 million for the year ended December 31, 2025, compared to $4.8 million for the year ended December 31, 2024. The increase was primarily attributable to higher outstanding debt during the year primarily to finance our acquisitions of Purcell in January 2025, Page in May 2025, and Red Clay in October 2025, partially offset by $0.2 million of interest income in 2025.

Other Expenses, Net

Total other expenses, net was $0.5 million for the year ended December 31, 2025, compared to $1.5 million for the year ended December 31, 2024. The decrease was primarily due to transaction costs related to our acquisitions of Purcell and Page, which were largely incurred during the year ended December 31, 2024 in advance of the closings in the first and second quarters of 2025, respectively, partially offset by costs incurred in 2025 for acquisition related costs.

Income Tax Expense

Total income tax expense was $2.0 million for the year ended December 31, 2025 as compared with $1.4 million for the year ended December 31, 2024. In 2024 and 2025, the Company elected to pay the North Carolina Pass-Through Entity tax on behalf of its members, with a statutory rate of 4.5% in 2024 and 4.25% in 2025. Following the Reorganization, the Company is subject to U.S. federal, state, and local income taxes on its share of Cardinal's taxable income. Accordingly, income tax expense for the year ended December 31, 2025 reflects a fundamentally different tax profile than in prior years.

Net Income Attributable to Noncontrolling Interests

Total net income attributable to noncontrolling interest was $8.4 million for the year ended December 31, 2025, a 21.1% increase compared to $6.9 million for the year ended December 31, 2024. The $1.5 million increase primarily reflects a $1.9 million share of net income allocated to Continuing Equity Holders of LLC units following the IPO. This was partially offset by lower income attributed to minority interest after the Company acquired the remaining ownership interests as a result of the Reorganization transactions. As the Company operates under an Up-C arrangement, the ownership attributed to OpCo units held by Continuing Equity Holders is presented as noncontrolling interests on the consolidated balance sheets and income attributable to those units is recognized in proportion to their ownership as an increase to net income attributable to noncontrolling interests in the Consolidated Statements of Operations

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Revenues

Revenues were $315.2 million for the year ended December 31, 2024, an increase of $67.3 million, or 27.1%, compared to $247.9 million for the year ended December 31, 2023. The increase was driven by a combination of organic growth of approximately $35.3 million in our existing markets and $32.0 million of inorganic growth in new markets.

Gross Profit, Adjusted Gross Profit, Gross Profit Margin and Adjusted Gross Profit Margin

Gross Profit was $46.6 million for the year ended December 31, 2024, an increase of $10.9 million, or 30.5%, compared to $35.7 million for the year ended December 31, 2023. Adjusted Gross Profit was $65.3 million for the year ended

December 31, 2024, an increase of $16.5 million, or 33.7%, compared to $48.8 million for the year ended December 31, 2023. The increase was driven by a combination of organic growth of approximately $35.3 million in our existing markets and $32.0 million of inorganic growth in new markets.

Our Gross Profit Margin increased to 14.8% for the year ended December 31, 2024, as compared to 14.4% for the year ended December 31, 2023. This increase was primarily attributable to decreased depreciation and amortization expense due to decreases in property and equipment that were newly placed in service in 2024. Our Adjusted Gross Profit Margin increased to 20.7% for the year ended December 31, 2024, as compared to 19.7% for the year ended December 31, 2023. The increase was primarily attributable to our ability to effectively manage the costs of revenues (exclusive of depreciation and amortization) within our projects and deliver our services efficiently.

General and Administrative Expenses

General and administrative expenses were $10.7 million, or 3.4% of revenue, for the year ended December 31, 2024, compared to $6.5 million, or 2.6% of revenue, for the year ended December 31, 2023. The increase of $4.2 million reflects incremental general and administrative expenses resulting from an increase of $3.9 million of overhead due to our revenue growth and $0.3 million from inflationary cost increases.

Depreciation and Amortization

Depreciation and amortization was $18.7 million, or 5.9% of revenue, for the year ended December 31, 2024, compared to $13.2 million, or 5.3% of revenue, for the year ended December 31, 2023. The increase in depreciation and amortization was driven by an increase in the cost of new equipment and the relative percentage of owned equipment and equipment acquired through debt or finance leases.

Interest Expense, Net

Interest expense, net was $4.8 million for the year ended December 31, 2024, compared to net interest expense of $4.0 million for the year ended December 31, 2023. The increase in interest expense, net was primarily driven by higher debt resulting from debt that was issued in 2024 for the acquisition of Purcell in the first quarter of 2025.

Other Expenses, Net

Total other expenses, net was $1.5 million for the year ended December 31, 2024, compared to $1.2 million for the year ended December 31, 2023. The increase in other expenses was driven by transaction costs incurred in the year ended December 31, 2024 related to our acquisitions of Purcell and Page, which closed in the first and second quarters of 2025, respectively.

Income Tax Expense

Income tax expense was $1.4 million for the year ended December 31, 2024. During 2024, Cardinal elected to pay the North Carolina Pass-Through Entity tax on behalf of its members. Cardinal did not make the 2023 PTE Tax election until April 2024, and therefore, recognized PTE expense of $1.3 million in 2024.

Net Income Attributable to Noncontrolling Interests

Total net income attributable to noncontrolling interest was $6.9 million for the year ended December 31, 2024, an 86.3% increase compared to $3.7 million for the year ended December 31, 2023. This is primarily due to our growth strategy of acquiring businesses to fill in service areas in our existing markets where we historically used subcontractors and to expand into new markets. In 2024, our organic growth required us to increase the amount of services provided by our businesses where the economic interests are held by the noncontrolling interests. We believe that due to both of these growth strategies, the organic growth post-acquisition from our acquisitions will be faster than the corporate average.

Liquidity and Sources of Capital

We believe existing cash, availability under our October 2025 Credit Facility and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. We exercise strict controls and have a prudent strategy for our cash management.

In the coming 12 months, our primary funding needs will revolve around the completion of projects and operating expenses. Additionally, we may seek to use our capital to enter new markets or expand in current markets through acquisition or greenfield startup if we believe such markets fit our business model. To address these short-term liquidity requirements, we anticipate relying on our existing cash and cash equivalents, as well as the net cash flows generated by our operations and availability under our October 2025 Credit Facility. However, we remain open to seeking additional capital if necessary to enhance our liquidity position, further enable strategic acquisitions, and fortify our long-term capital structure.

Looking beyond the next 12 months, our primary funding needs will continue to center around project management, growth into new and existing markets, and interest payments on our October 2025 Credit Facility. We expect our existing cash reserves, along with generated cash flows and availability under our October 2025 Credit Facility, will be sufficient to fund our ongoing operational activities and provide the necessary capital for future projects and related growth strategies.

To the extent our current liquidity is insufficient to fund future activities, we may need to raise additional funds, such as refinancing or securing new secured or unsecured debt, common and preferred equity, disposing of certain assets to fund our operations, and/or other public or private sources of capital. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Part I. Item 1A. Risk Factors — Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.”

Cash

Total cash at December 31, 2025 and 2024 were $97.1 million and $20.9 million, respectively. The following table presents consolidated information about cash flows:

	Years ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$37,900,887	$42,629,114	$30,883,199
Investing activities	(101,500,431)	(20,972,527)	(22,358,894)
Financing activities	139,831,861	(7,960,095)	(2,690,783)
Net change in cash	$76,232,317	$13,696,492	$5,833,522

Operating Activities

During the year ended December 31, 2025, net cash provided by operating activities was $37.9 million compared to net cash provided by operating activities of $42.6 million for the year ended December 31, 2024. The $4.7 million decrease was primarily driven by increased working capital requirements consistent with our growth, specifically increased billings not yet collected for the year ended December 31, 2025, as well as non-recurring acquisition and IPO-related costs.

For the year ended December 31, 2024, net cash provided by operating activities was $42.6 million compared to net cash provided by operating activities of $30.9 million for the year ended December 31, 2023. The improvement in cash flows provided by operating activities was primarily driven by higher net income and net improvements in our contracts receivables.

Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $101.5 million compared to net cash used of $21.0 million for the year ended December 31, 2024. The $80.5 million increase was primarily due to the acquisitions of Purcell, Page, and Red Clay and higher capital expenditures to support production needs and replace retiring assets.

For the year ended December 31, 2024, net cash used in investing activities was $21.0 million, compared to net cash used of $22.4 million for the year ended December 31, 2023. In 2024, the amount of net cash used in investing activities was primarily driven by the acquisition in 2023 offset against increases in purchases of capital equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $139.8 million compared to net cash used of $8.0 million for the year ended December 31, 2024. The $147.8 million increase was primarily driven by the net increase in debt levels primarily to fund the related acquisitions of Purcell, Page, and Red Clay and financing for purchases of capital equipment in 2025, increases to member distributions, and net proceeds received from the IPO.

For the year ended December 31, 2024, net cash used in financing activities was $8.0 million compared to net cash used of $2.7 million for the year ended December 31, 2023. In 2024, the amount of net cash used in financing activities was primarily driven by changes in debt levels associated with our acquisitions and owner distributions.

Credit Facilities, Debt and Other Capital

General

In addition to our available cash and cash provided by operations, from time to time we use borrowings to finance acquisitions, our capital expenditures and working capital needs.

October 2025 Credit Facility

On October 1, 2025, Cardinal NC, Cardinal and our wholly owned subsidiaries entered into a credit facility (the “October 2025 Credit Facility”) with Truist Bank, as administrative agent and lender, and the other lenders thereto from time to time, which refinanced the approximately $6.3 million outstanding under the senior secured credit facility dated as of October 18, 2024 with Truist Bank as lender thereto (the “October 2024 Credit Facility”) and refinanced the approximately $74.8 million outstanding under the master equipment security agreement dated as of October 21, 2024, as amended, with Truist Equipment Finance Corp as lender thereto (the “Equipment Facility”). Cardinal Group is not a party to the October 2025 Credit Facility. The October 2025 Credit Facility, among other things, (i) established a revolving credit facility of $75.0 million in aggregate principal amount, including a $10.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility and (ii) established a term loan facility of $120.0 million in aggregate principal amount. The October 2025 Credit Facility has a maturity date of October 1, 2030. The obligations under the October 2025 Credit Facility are secured by substantially all of our assets and the assets of the subsidiary guarantors.

The commitments under the revolving credit facility terminate on October 1, 2030. Amounts under the term loan facility are subject to amortization in quarterly installments, commencing on March 31, 2026 in aggregate annual amounts equal to, (i) during the first and second years, five percent of the original amount borrowed and (ii) during the third, fourth and fifth years, seven and one-half of one percent of the original amount borrowed, with the remaining principal balance advanced under the term loan facility due on October 1, 2030.

Borrowings under the October 2025 Credit Facility bear interest, at the borrower’s option, at either the base rate, SOFR Index or Term SOFR (which Term SOFR borrowings may be based on 1-, 3- or 6-month interest periods, in each case at the borrower’s option), plus an applicable margin. The applicable margin ranges from 0.875% to 1.625% per annum with respect to base rate borrowings and 1.875% to 2.625% per annum with respect to SOFR index and Term SOFR borrowings, in each case based on our leverage ratio as determined in accordance with a pricing grid set forth in the October 2025 Credit Facility. Interest is payable quarterly in arrears on the last day of each March, June, September and December. The October 2025 Credit Facility contains certain financial covenants, among others, including requirements commencing with the fiscal quarter ending March 31, 2026 to maintain a maximum leverage ratio of no greater than 2.50x and a minimum consolidated fixed charge coverage ratio of not less than 1.25x, in each case, tested on a quarterly basis.

Additionally, the October 2025 Credit Facility contains certain covenants that restrict certain activities of Cardinal Group and its subsidiaries. The October 2025 Credit Facility also contains customary events of default relating to, among other things, failure to make interest and principal payments when due and payable, breach of certain covenants and breach of representations and warranties. If an event of default occurs and is continuing, the borrowers may be required immediately to repay all amounts outstanding under the October 2025 Credit Facility.

As of December 31, 2025, outstanding borrowings under the term loan facility of the October 2025 Credit Facility totaled $120.0 million and we had no outstanding borrowings under the revolving facility of the October 2025 Credit Facility. We used a portion of the net proceeds from the IPO to repay $24.3 million outstanding under the revolving facility of the October 2025 Credit Facility (the “Debt Repayment”). Following the Debt Repayment, and incorporating all transactions up to December 31, 2025, we have $75.0 million of availability. As of December 31, 2025, Cardinal was in compliance with all covenants under the October 2025 Facility.

Interest Rate Swap

In January 2026, Cardinal entered into an interest rate swap for $60.0 million notional of the $120.0 million total facility, with principal payment terms that match the October 2025 Facility, which is the underlying credit facility. Terms of the swap fix the overall rate assuming a term SOFR rate at 3.8%.

February 2026 Credit Facility Amendment

On February 18, 2026, Cardinal and other guarantors party thereto entered into an amendment to the October 2025 Credit Facility (the "First Amendment") with Truist Bank, as administrative agent and lender. Under the First Amendment, the lenders provided an additional $80.0 million in term loans on the amendment effective date. The additional borrowing was made to fund the acquisition of ALGC. The additional advance was not provided as an incremental facility under the October 2025 Credit Facility and does not reduce the facility's remaining incremental capacity. See Notes to Consolidated Financial Statements - Note 19 - Subsequent Events for further information.

October 2024 Credit Facility

On October 18, 2024, Cardinal NC and certain of its wholly owned subsidiaries entered into an approximately $11.5 million senior secured credit facility with Truist Bank as lender, which consists of (i) senior secured first lien term loan facility” in the aggregate principal amount of approximately $1.5 million and (ii) a senior secured first lien revolving credit facility that provided up to $10.0 million. The obligations under the October 2024 Credit Facility were secured by substantially all of our assets and the assets of the subsidiary guarantors, subject to certain permitted liens and interest of other parties. Borrowings under the term loan facility bear interest at an Adjusted Term SOFR Rate (as defined in the term loan facility). The term loan facility contained certain financial covenants, among others, including a (i) maximum leverage ratio and (ii) a minimum fixed charge coverage ratio.

In January 2025, Cardinal entered into a $7.2 million debt agreement with a financial institution in connection with the acquisition of the Purcell Companies to finance the purchase price. The note payable was secured by real property and assignment of rents and was payable in monthly principal installments over five years with interest payable monthly based on SOFR plus 2.35%.

All amounts outstanding under the October 2024 Credit Facility were repaid with a portion of the proceeds from borrowings under the October 2025 Credit Facility, and the October 2024 Facility was terminated.

Equipment Financing

On October 21, 2024, Cardinal and certain of our wholly owned subsidiaries entered into a master equipment security agreement with Truist Equipment Finance Corp. as lender, which consisted of a senior secured first lien facility evidenced by promissory notes in an initial aggregate principal amount of approximately $45.9 million. The obligations under the Equipment Facility were secured by substantially all of our assets and the subsidiary guarantors. Borrowings under the Equipment Facility bore interest at an Adjusted Term SOFR Rate (as defined in the Equipment Facility). As of December 31, 2024, we were in compliance with all covenants under the Equipment Facility.

In January 2025, Cardinal entered into an agreement which amended the terms of the Equipment Facility (the “Equipment Facility Amendment”) to increase the borrowing capacity for future purchases of equipment, trucks and trailers, which increased the borrowing capacity for future purchases to $27.0 million. In addition, the Equipment Facility Amendment also provided for additional borrowing capacity up to $6.0 million for construction of an asphalt plant.

In October 2025, all amounts outstanding under the Equipment Facility were repaid with a portion of the proceeds from borrowings under the October 2025 Credit Facility and the Equipment Facility was terminated.

In December 2025, Cardinal entered into a $1,087,500 Note Payable with First American Commercial Bankcorp., Inc. to finance equipment. Interest on the Note Payable is based on Compounded SOFR, calculated daily, with interest payable monthly and scheduled monthly principal amortization. The Note Payable matures January 1, 2031. Monthly principal installments of $7,552 are due through December 1, 2030, with the remaining principal balance of $641,927 due as a final balloon payment on January 1, 2031.

Compliance and Other

The October 2025 Credit Facility contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, Cardinal is required to maintain certain financial covenants, including, among others, requirements commencing with the fiscal quarter ending March 31, 2026 to maintain a maximum leverage ratio of no greater than 2.50x and a minimum consolidated fixed charge coverage ratio of not less than 1.25x, in each case, tested on a quarterly basis. As of December 31, 2025, we were in compliance with all of our restrictive and financial covenants. Our debt is recorded at its carrying amount in the Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2025 the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR (as defined in the October 2025 Credit Agreement) plus an applicable margin.

Finance Leases

Cardinal has equipment under finance leases that have payments through various dates with the earliest lease beginning in July 2022 and the final lease expiring in December 2028. As of December 31, 2025, Cardinal had a total of $8.8 million of minimum finance lease payments remaining. The assets and liabilities under the finance leases are recorded at the present value of the future minimum lease payments using a weighted-average discount rate of 4.56%. As of December 31, 2025, the weighted-average remaining lease term was 2.47 years. Further information regarding finance leases can be found in Note 8 — Leases to Cardinal’s audited financial statements included elsewhere in this Report for more information.

Borrowings

We believe existing cash, cash flows from operations and our other borrowings will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Furthermore, we are continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint, and if we were unable to secure adequate debt financing, our liquidity could be materially and adversely affected.

Issuance of Common Stock

In addition to our available cash and cash provided by operations and borrowings, from time to time we may issue common stock to finance acquisitions.

Bonding

Surety bonds are required in substantially all publicly funded construction projects (DOT and municipal) but are not typically required for private sector work. For the year ended December 31, 2025, we generated approximately 5% of our revenue from publicly funded construction projects. In situations where our customers require it, we procure surety bonds to secure our performance under those construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. We have pledged all proceeds and other rights under our construction contracts to our bond surety company. Events that affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. To date, we have not encountered difficulties or material cost increases in obtaining new surety bonds.

Capital Strategy

We will continue to explore additional revenue growth and capital alternatives to improve leverage and strengthen its financial position in order to take advantage of trends in the civil infrastructure markets. We expect to pursue strategic uses of cash, such as investing in capital projects or businesses which meet our Gross Profit Margin and overall profitability targets, managing debt balances, and repurchasing shares of common stock.

Additional Liquidity Requirements

As a holding company we have no material assets other than our ownership of LLC Units. We have no independent means of generating revenue. Cardinal’s Operating Agreement that will be in effect at the time of this offering provides for the payment of certain distributions to the Continuing Equity Holders and to us in amounts sufficient to cover the income taxes imposed on such members with respect to the allocation of taxable income from Cardinal as well as to cover our obligations under the Tax Receivable Agreement and other administrative expenses.

Regarding the ability of Cardinal to make distributions to us, the terms of their financing arrangements (including the October 2025 Credit Facility) contain covenants that may restrict Cardinal from paying such distributions, subject to certain exceptions. Further, Cardinal will generally be prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Cardinal (with certain exceptions), as applicable, exceed the fair value of its assets.

In addition, under the Tax Receivable Agreement, we will be required to make cash payments to the Continuing Equity Holders equal to 85% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (i) Basis Adjustments and (ii) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement. We expect the amount of the cash payments that we will be required to make under the Tax Receivable Agreement will be significant. The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing Equity Holders, the amount of gain recognized by the Continuing Equity Holders, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing Equity Holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us.

Additionally, in the event we declare any cash dividends, we intend to cause Cardinal to make distributions to us in amounts sufficient to fund such cash dividends declared by us to our stockholders. Deterioration in the financial condition, earnings, or cash flow of Cardinal for any reason could limit or impair their ability to pay such distributions.

If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if Cardinal does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

See “Part I. Item 1A. Risk Factors — Risks Related to Our Organizational Structure” in this Report and “Certain Relationships and Related Party Transactions” in our Registration Statement on Form S-1 (File No. 333-290850) filed with the SEC on December 1, 2025.

Material Cash Requirements

The following table sets forth our material cash requirements from contractual obligations at December 31, 2025:

(In thousands)	Total	2026	2027-2028	2029-2030	Thereafter
Credit facility obligations	$120,000	$6,000	$15,000	$99,000	$—
Other notes payable	1,179	129	227	181	642
Unconditional Purchase Obligations	557	219	338	—	—
Finance lease obligations	8,850	3,651	4,545	654	—
Operating lease obligations(1)	10,442	4,234	5,337	871	—
Total contractual obligations	$141,028	$14,233	$25,447	$100,706	$642

(1)
Includes interest obligation on finance lease and operating lease obligations and operating leases executed but not yet commenced as of the reporting date.

Subsequent to December 31, 2025, we entered into one operating lease agreement and extended the terms of one existing operating lease agreement for retail space in the North Carolina. Total commitments under these agreements are approximately $5.6 million.

Capital Expenditures

Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Capital expenditures, net of disposals, incurred during the year ended December 31, 2025 were $43.8 million. Management expects capital expenditures will be materially higher than prior years because we have begun building our own asphalt manufacturing plant, and we are upgrading the fleet of Cardinal and may make strategic acquisitions. Capital expenditures, net of disposals, incurred during the year ended December 31, 2024 were $20.8 million. The award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.

New Accounting Standards

See the applicable section of Note 1 to the consolidated financial statements included in “Part II. Item 8. Financial Statements and Supplementary Data” for a discussion of new accounting standards.

Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting policies generally accepted in the U.S. (“GAAP”). The preparation of these Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates involve more significant judgment used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, using the following five-step model:

1 - Identify the Contract with a Customer: We enter into legally enforceable contracts with construction entity customers to prepare undeveloped land for future development. Contracts are predominantly firm fixed-price with a minor portion of contracts charged on a time and materials basis. All customer contracts include clearly defined scope, payment terms, and enforceable rights and obligations. We bill monthly for work performed, with payments due within 30 days, subject to retainage that is collected after we complete the project.

2 - Identify the Performance Obligations: Each contract generally contains a single performance obligation to provide land and construction site preparation services. These services are highly integrated and interdependent, and therefore are not separately identifiable. We have concluded that the entire scope of work under each contract represents a single performance obligation.

3 - Determine the Transaction Price: The transaction price for our customer contracts are stated cash amounts stated in fixed-price contracts, and a per unit cash amount in time and materials based contracts. However, contracts may include variable consideration arising from customer-initiated or company-initiated change orders. We estimate variable consideration from change orders using the “most likely amount” method and includes such amounts in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur.

4 - Allocate the Transaction Price to the Performance Obligations: As each contract typically contains a single performance obligation, the entire transaction price, including approved change orders, is allocated to that performance obligation.

5 - Recognize Revenue When (or As) the Performance Obligation Is Satisfied: Revenue is recognized over time as we satisfy our performance obligation, using the cost-to-cost input method. This method reflects the transfer of control to the customer and the enforceable right to payment for performance to date, and is considered the best available measure of progress. Contract costs include all direct materials, labor, and other costs directly attributable to contract performance, as well as indirect costs such as indirect salaries and wages, equipment repairs, insurance, and payroll taxes. General and administrative expenses are charged to expense as incurred.

Principal Versus Agent Considerations

In certain contracts, we engage subcontractors to perform portions of the contracted work. We evaluate whether we are acting as a principal or an agent, resulting in the presentation of revenue as gross or net, respectively.

We have concluded that we act as a principal in these arrangements and therefore we recognize revenue on a gross basis. This conclusion is based on our assessment that it controls the specified services before they are transferred to the customer. Key indicators supporting this conclusion include:

•
Integration of Services: We provide a significant service of integrating subcontractor work into a comprehensive site preparation solution, which is the specified performance obligation under the contract.
•
Primary Responsibility for Fulfillment: We are contractually responsible for delivering the completed project to the customer and overseeing all subcontractor activities to ensure compliance with project specifications.
•
Inventory Risk: We bear inventory risk for materials consumed in the project and assume backend inventory risk by being obligated to pay subcontractors regardless of its ability to collect from customers.
•
Pricing Discretion: We have discretion in establishing the price charged to customers for subcontractor work without restrictions, further supporting our control over the services provided by subcontractors.

Accordingly, we recognize revenue for the full amount of consideration received from customers and records subcontractor costs as part of Cost of revenues on the consolidated statement of operations.

Contract Modifications and Change Orders

Change orders are considered modifications to existing contracts unless they add distinct goods or services. Change orders may be initiated by either the customer or us. Revenue and related costs incurred to measure performance obligation progress from unapproved change orders are not recognized until such amounts are approved or are reasonably assured of customer acceptance and collection is probable.

Loss Provisions

We evaluate our contracts monthly for potential losses, which evaluation considers job performance, site conditions, estimated profitability, and associated claims and change orders. If total estimated costs exceed total expected revenue, we record a provision for the full estimated loss in the period the loss is determined. These provisions are recorded to “Cost of revenues” on the consolidated statements of operations and “Contract liabilities” on the consolidated balance sheets.

Contract Duration and Warranties

Our contracts generally take 12 to 15 months to complete. We provide one-year warranties on our construction services. These warranties are considered assurance-type warranties and do not represent separate performance obligations.

Contract Receivables, Assets and Liabilities

Contract receivables are based on amounts billed to customers and currently due in accordance with contract terms with an unconditional right for us to receive payment. Such amounts comprise the balance of “Accounts receivable, net” caption on the consolidated balance sheets.

Our contract assets include (1) revenues recognized in excess of amounts billed on these contracts and will be billed at a later date, usually due to contract terms, and (2) conditional retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security. Contract liabilities include (1) billings in excess of revenues recognized on customer contracts, and (2) provision for contract losses.

We present contract assets and contract liabilities, net at the individual contract level in the consolidated balance sheets. We do not offset contract assets and liabilities across multiple contracts with the same customer. Contract assets are reclassified to accounts receivable, net when the right to payment becomes unconditional. Many contracts contain retainage provisions, whereby a portion of billed amounts is withheld by the customer pending satisfactory completion of the project. Retainage amounts are considered contract assets and such amounts are included in the net presentation of contract assets and liabilities at the contract level.

Conditional retainage is recorded as a current asset or liability as part of contract assets or contract liabilities. We consider conditional retainage that is withheld on progress billings as a conditional right to payment until contractual milestones are reached. Such contractual milestones typically require substantial completion of the project before retainage is paid, with some customer contracts permitting partial retainage payments at earlier project milestones. Accordingly, withheld retainage is considered a component of contracts assets until billed to the customer, when obligations have been satisfied and the right to receipt is subject only to the passage of time. Conditional retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Some contracts permit portions of the retainage to be paid prior to project completion when certain milestones are met. Conditional retainage rates are typically 10% of the monthly billings in our contracts, consistent with industry practice, but can range from 5% to 10%.

We have assessed these payment terms and concluded that they do not represent a significant financing component under ASC 606, as the timing of payment is established primarily for customer protection and is consistent with industry practice. We have elected the practical expedient under ASC 606-10-32-18, which allows entities to exclude the effects of a significant financing component when the period between customer payment and performance is less than one year. Accordingly, we do not adjust the promised amount of consideration for the time value of money in such cases.

Contract Costs

We incur costs to obtain and fulfill construction contracts in the normal course of business. In accordance with ASC 340-40, we have elected the practical expedient to expense incremental costs of obtaining a contract (such as bid, proposal costs) when the amortization period of the asset that would otherwise be recognized is one year or less. These costs are expensed as incurred and are included in project costs included under “Cost of revenues” on the consolidated statements of operations.

We have also evaluated its contract fulfillment activities and determined that no fulfillment costs meet the criteria for capitalization under ASC 340-40. Fulfillment costs are captured within the overall project cost structure and do not generate or enhance resources that will be used to satisfy future performance obligations beyond those already recognized.

Goodwill

Goodwill is recorded when the purchase price paid in a business combination exceeds the fair value of assets acquired and liabilities assumed. Goodwill will be reviewed for impairment on an annual basis on November 30th, or upon an occurrence of an event or changes in circumstances that indicate that the carrying value may not be recoverable.

Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether the fair value of a reporting unit is less than its carrying amount. The Company then completes a quantitative impairment test if the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired, and no additional steps are needed. If, however, the fair value of the reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Tax Receivable Agreement

In connection with the IPO, the Cardinal Group and Cardinal entered into a Tax Receivable Agreement with Continuing Equity Holders (See Notes to Consolidated Financial Statements - Note 15 - "Income Taxes and Tax Receivable Agreement"). Pursuant to the Tax Receivable Agreement, the Company is required to pay the Continuing Equity Holders 85% of certain of the Company's realized tax savings as a result of certain tax benefits related to the IPO and Reorganization transactions. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The recorded value for the Tax Receivable Agreement liability is dependent on estimates of future taxable income, the timing of exchanges of Class B units and the realization of related tax attributes. Amounts payable pursuant to the Tax Receivable Agreement are values based on estimates, including the estimate of future taxable income, applicable tax rates, and the timing and amount of tax benefits expected to be realized. See “Certain Relationships and Related Party Transactions” in our Registration Statement on Form S-1 (File No. 333-290850) filed with the SEC on December 1, 2025.

Other

Fair Value

The carrying value of cash, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. The fair value of notes payable approximates its carrying value as the stated interest rate reflects recent market conditions for similar instruments. Certain assets, including goodwill and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2025 the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest rate risk relates primarily to fluctuations in variable interest rates on our Credit Facility and our cash balance. Our indebtedness as of December 31, 2025 included $121.1 million of variable rate debt and $0.1 million of fixed rate debt. At December 31, 2025, a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $1.2 million per year. As of December 31, 2025, we held cash of 97.1 million. In January 2026, we entered into an interest rate swap for $60.0 million notional of the $120.0 million total facility, with principal payment terms that match the underlying credit facility. Terms of the swap fix the overall rate assuming a term SOFR rate at 3.8%. On February, 2026, in connection with the acquisition of ALGC, we amended the terms of the October 2025 Credit Facility to increase the facility by $80.0 million to fund the acquisition. For more information on the terms of the October 2025 Credit Facility, see “— Credit Facilities, Debt and Other Capital — October 2025 Credit Facility”.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this annual report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 18, 2025, Cardinal NC dismissed Thomas, Judy & Tucker P.A. as its independent auditor. In connection with the IPO, Cardinal NC engaged Grant Thornton LLP on June 19, 2025 as its independent registered public accounting firm to audit its consolidated financial statements for the years ended December 31, 2024 and 2023, which had previously been audited by Thomas, Judy & Tucker P.A. The audited financial statements included in this Report for the years ended December 31, 2024 and 2023 have been audited by Grant Thornton LLP. Cardinal NC was not an SEC filer at the time of Thomas, Judy & Tucker P.A.’s replacement by Grant Thornton LLP. The decision to change Cardinal NC’s independent registered public accounting firm from Thomas, Judy & Tucker P.A. to Grant Thornton LLP was approved by management.

During the fiscal years ended December 31, 2024 and 2023 and the subsequent interim period through June 18, 2025, there were no disagreements (as defined by Item 304(a)(1)(v) of Regulation S-K) with Thomas, Judy & Tucker P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Thomas, Judy & Tucker P.A., would have caused them to make reference thereto in their report on our financial statements for the years ended December 31, 2024 and 2023. The report of Thomas, Judy & Tucker P.A. on Cardinal NC’s financial statements for the years ended December 31, 2024 and 2023 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2024 and 2023 and the subsequent interim period through June 18, 2025, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Cardinal NC has provided Thomas, Judy & Tucker P.A. with a copy of the foregoing disclosure and requested that Thomas, Judy & Tucker P.A. provide a letter addressed to the SEC stating whether it agrees with the above facts and, if not, stating the respects in which it does not agree. A copy of Thomas, Judy & Tucker P.A.’s letter, dated August 8, 2025, provided in response to that request, will be filed as Exhibit 16.1 to this Report.

During the fiscal years ended December 31, 2024 and 2023 and the subsequent interim period through June 18, 2025, neither Cardinal NC, nor anyone acting on its behalf, consulted with Grant Thornton LLP on matters that involved the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on Cardinal NC’s consolidated financial statements, or any of the other matters described in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting. The material weaknesses identified in Cardinal’s internal controls over financial reporting are related to IT general controls, segregation of duties and ineffective controls over the review of estimates to complete for construction contracts.

Notwithstanding the material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

We have identified material weaknesses in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are related to IT general controls, segregation of duties and ineffective controls over the review of estimates to complete for construction contracts.

Remediation steps are being taken designed to improve the Company’s internal controls over financial reporting to address the underlying causes of the material weaknesses described above, including designing and implementing increased controls along with increased oversight and review of controls. We have taken the following steps to remediate the identified material weaknesses and improve our internal controls over financial reporting: (i) we have hired key personnel with relevant financial reporting and controls expertise to strengthen our finance and accounting function; and (ii) we are currently in the implementation phase of a new enterprise resource planning ("ERP") system, which is specifically designed to address our IT general controls and segregation of duties concerns. We continue to evaluate and implement additional remediation initiatives as appropriate. We continue to work on other remediation initiatives.

While we believe that these efforts will improve the Cardinal Group internal controls over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If we are unable to successfully remediate our existing or any future material weakness, the accuracy of our financial reporting may be adversely affected, which could cause investors to lose confidence in our financial reporting and our share price, and profitability may decline as a result.

Except for the enhancements to controls to address the material weaknesses discussed above, there were no changes to our internal control over financial reporting during the twelve months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2026 Annual Meeting of Stockholders

We currently plan to hold our 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) in June, 2026. The time and location of the 2026 Annual Meeting, and the matters to be considered, will be as set forth in our definitive proxy statement for the 2026 Annual Meeting to be filed with the SEC.

In order for a stockholder to submit a proposal for inclusion in the Company’s proxy materials for the 2026 Annual Meeting, the stockholder must comply with the requirements set forth in the Company’s amended and restated bylaws and Rule 14a-8, including with respect to the subject matter of the proposal, and must deliver the proposal and all required documentation to the Company no later than April 2, 2026. The public announcement of an adjournment or postponement of the date of the 2026 Annual Meeting will not commence a new time period (or extend any time period) for submitting a proposal pursuant to Rule 14a-8.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the information provided in this Report under “Part I. Item 1. Business — Executive Officers,” the information required by Part III. Item 10 of Form 10-K can be found in the Company’s proxy statement for the 2026 Annual Meeting, which will be filed within 120 days after the close of the 2025 fiscal year (the “Proxy Statement”), under the headings “Proposal No. 1: Item 1 — Election of the Board of Directors,” “Other Matters — Delinquent Section 16(a) Reports,” “Stockholder Engagement — Stockholder Recommendations and Nominations of Director Candidates” and “Proposal No. 1: Item 1 — Election of the Board of Directors- Board of Directors — Audit Committee.” That information is incorporated into this Report by reference.

Code of Business Conduct and Ethics

Our board of directors have adopted a Code of Business Conduct and Ethics applicable to our employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of Nasdaq. Any waiver of this code may be made only by our board of directors or a designated committee of our board of directors and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of Nasdaq. A copy of our Code of Business Conduct and Ethics may be obtained on our website at https://cardinalinfrastructuregroup.com/.

Insider Trading Policies and Procedures

Our board of directors have adopted an Insider Trading Policy governing the purchase, sale and/or other disposition of our securities by the Company's directors, officers and employees, entities controlled by the Company's directors, officers and employees, and contractors, consultants and other persons designated by the Company, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Compliance Policy is filed with this Report as Exhibit 19.1.

Item 11. Executive Compensation.

Information required by Part III. Item 11 of Form 10-K can be found in the Company’s Proxy Statement for the 2026 Annual Meeting under the headings “Compensation discussion and analysis,” “Compensation Committee Report,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation.” That information is incorporated into this Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III. Item 12 of Form 10-K can be found in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management.” That information is incorporated into this Report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III. Item 13 of Form 10-K can be found in the Proxy Statement under the headings “Corporate Governance — Director Independence,” “Corporate Governance - Committee Member Qualifications” and “Certain Relationships and Related Transactions.” That information is incorporated into this Report by reference.

Item 14. Principal Accountant Fees and Services.

Information required by Part III, Item 14 of Form 10-K can be found in the Proxy Statement under the headings “Audit Committee Report and Payment of Fees to Auditor - Fees to Independent Auditor” and “Audit Committee Report and Payment of Fees to Auditor - Administration of Engagement of Independent Auditor.” That information is incorporated into this Report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following is a list of documents filed as a part of this report:

(1)
Financial Statements and Notes to the Consolidated Financial statements are Included herein See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.
(2)
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits of this report and incorporated by reference herein.

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
2.1^	Asset Purchase Agreement, dated October 1, 2025, by and among Aviator Paving Company Charlotte, LLC, a North Carolina limited liability company and James C. Smith, a resident of Charlotte, North Carolina and Red Clay Industries, Inc., a North Carolina corporation.	S-1	333-290850	2.1	October 14, 2025
2.2^	Membership Interests Purchase and Contribution Agreement, dated February 18, 2026, by and among Diamond Interests Group, LLC, A.L. Grading Contractors, LLC, Anthony L. Wood, Jr., Benjamin A. Wood, Cardinal Civil Contracting Holdings LLC, and Cardinal Infrastructure Group Inc.	8-K	001-43004	2.1	February 19, 2026
3.1	Amended and Restated Certificate of Incorporation of Cardinal Infrastructure Group Inc.	8-K	001-43004	3.1	December 12, 2025
3.2	Amended and Restated Bylaws of Cardinal Infrastructure Group Inc.	8-K	001-43004	3.2	December 12, 2025
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1/A	333-290850	4.1	November 20, 2025
4.2	Registration Rights Agreement, dated as of December 9, 2025, by and among Cardinal Infrastructure Group Inc. and the Initial Holders (as defined therein).	8-K	001-43004	10.3	December 12, 2025
10.1	Tax Receivable Agreement, dated as of December 9, 2025, by and among Cardinal Infrastructure Group Inc., Cardinal Civil Contracting Holdings LLC and the TRA Parties (as defined therein).	8-K	001-43004	10.2	December 12, 2025
10.2^	Credit Agreement, dated as of October 1, 2025, by and among Cardinal Civil Contracting, LLC, Cardinal Civil Contracting Holdings LLC, the subsidiary guarantors party thereto and Truist Bank, as administrative agent and	S-1	333-290850	10.2	October 14, 2025

	lender and the other lenders party thereto.
10.3^	First Amendment to Credit Agreement, dated as of February 18, 2026, by and among Cardinal Civil Contracting, LLC, Cardinal Civil Contracting Holdings LLC, the subsidiary guarantors party thereto and Truist Bank, as administrative agent and lender and the other lenders party thereto	8-K	001-43004	10.5	February 19, 2026
10.4	Form of Amended and Restated Operating Agreement of Cardinal Civil Contracting Holdings LLC, a Delaware limited liability company.	S-1/A	333-290850	10.3	November 20, 2025
10.5	Form of Indemnification Agreement.	S-1/A	333-290850	10.4	November 20, 2025
10.6†	Cardinal Infrastructure Group Inc. 2025 Incentive Plan.	S-1/A	333-290850	10.5	November 20, 2025
10.7†	Form of Restricted Stock Unit Grant Notice and Agreement under the Cardinal Infrastructure Group Inc. 2025 Incentive Plan.	S-1/A	333-290850	10.6	November 20, 2025
10.8†#	Employment Agreement by and among Cardinal Civil Contracting, LLC, a North Carolina limited liability company, and Jeremy Spivey, effective as of January 1, 2025.	S-1/A	333-290850	10.7	November 20, 2025
10.9†#	Employment Agreement by and among Cardinal Civil Contracting, LLC, a North Carolina limited liability company, and Erik West, effective as of January 1, 2025.	S-1/A	333-290850	10.8	November 20, 2025
10.10†#	Employment Agreement by and among Cardinal Civil Contracting, LLC, a North Carolina limited liability company, and Mike Rowe, effective as of January 1, 2025.	S-1/A	333-290850	10.9	November 20, 2025
10.11†	Cardinal Infrastructure Group Inc. Non-Employee Director Compensation Program.	S-1/A	333-290850	10.10	November 20, 2025
16.1	Letter regarding change in certifying accountant.	S-1/A	333-290850	16.1	October 14, 2025
19.1*	Insider Trading Policy.
21.1	List of Subsidiaries of Cardinal Infrastructure Group Inc.	S-1/A	333-290850	21.1	October 14, 2025
23.1*	Consent of Grant Thornton LLP (Cardinal Infrastructure Group Inc.).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange

Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensatory plan or arrangement.

^ Schedules have been omitted pursuant to Item 601(b)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

# Certain information has been omitted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Infrastructure Group Inc.

Date:	By:	/s/ Mike Rowe
Mike Rowe
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy Spivey	Chief Executive Officer (Principal Executive Officer)	March 23, 2026
Jeremy Spivey

/s/ Mike Rowe	Chief Financial Officer (Principal Financial Officer)	March 23, 2026
Mike Rowe

/s/ Richard M. Lee, Jr.	Director	March 23, 2026
Richard M. Lee, Jr.

/s/ Austin J. Shanfelter	Director	March 23, 2026
Austin J. Shanfelter

/s/ Richard B. Wimmer	Director	March 23, 2026
Richard B. Wimmer

/s/ Ivy Zelman	Director	March 23, 2026
Ivy Zelman

/s/ Anthony L. Wood	Director	March 23, 2026
Anthony L. Wood

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cardinal Infrastructure Group Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cardinal Infrastructure Group Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’/members' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2025.

Tulsa, Oklahoma
March 23, 2026

Cardinal Infrastructure Group Inc.

Consolidated Balance Sheets

As of December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$97,149,425	$20,917,108
Accounts receivable, net	61,282,268	38,304,817
Contract assets	54,894,260	17,700,380
Prepaid expenses	1,892,615	373,442
Other assets	432,584	89,349
Total current assets	215,651,152	77,385,096

Property and equipment, net	84,901,602	49,784,405
Operating lease right-of-use assets	8,929,742	5,109,316
Investments in unconsolidated affiliates	—	984,041
Goodwill	23,510,649	7,050,963
Intangible assets, net	15,513,692	—
Deferred tax assets	46,080,518	—
Total assets	$394,587,355	$140,313,821

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY
Current liabilities:
Current portion of notes payable	$6,128,674	$11,112,540
Current portion of finance lease liabilities	3,349,359	3,075,705
Current portion of operating lease liabilities	3,814,686	2,801,545
Accounts payable	60,600,099	38,279,318
Accrued distributions	—	341,736
Accrued expenses	2,956,314	792,427
Deferred consideration payable	3,966,618	—
Contract liabilities	10,831,564	14,143,518
Total current liabilities	91,647,314	70,546,789

Notes payable, less current portion, net of unamortized debt issuance costs	113,152,864	36,821,209
Finance lease liabilities, less current portion	4,974,309	7,161,862
Operating lease liabilities, less current portion	5,851,516	2,429,985
Tax receivable agreement liability	39,423,529	—
Total liabilities	255,049,532	116,959,845

Commitments and contingencies (Note 17)

Stockholders' / Members' equity
Members' interest	—	11,757,715
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 14,947,318 shares issued and outstanding as of December 31, 2025	1,495	—
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 23,387,813 shares issued and outstanding as of December 31, 2025	2,339	—
Additional paid-in capital	57,593,814	—
Retained earnings	863,593	—
Noncontrolling interests	81,076,582	11,596,261
Total stockholders' / members' equity	139,537,823	23,353,976
Total liabilities and stockholders' / members' equity	$394,587,355	$140,313,821

Cardinal Infrastructure Group Inc.

Consolidated Statements of Operations

Years Ended December 31, 2025, 2024, and 2023

	Year ended December 31,
	2025	2024	2023
Revenues	$456,045,369	$315,187,523	$247,924,063
Cost of revenues, excluding depreciation and amortization	359,897,579	249,888,575	199,080,030
General and administrative	23,526,023	10,687,302	6,498,758
Depreciation expense	25,246,451	18,663,746	13,181,191
Amortization expense	7,128,310	—	—
(Gain) loss on disposal of property and equipment	(157,401)	13,534	(365,919)
Income from operations	40,404,407	35,934,366	29,530,003
Other expense:
Interest expense, net	(6,825,542)	(4,828,058)	(3,990,288)
Other expense, net	(518,704)	(1,456,565)	(1,242,923)
Total other expense, net	(7,344,246)	(6,284,623)	(5,233,211)
Net income before taxes	33,060,161	29,649,743	24,296,792
Income tax expense	(1,966,678)	(1,352,509)	—
Net income	31,093,483	28,297,234	24,296,792
Less: Net income attributable to noncontrolling interests	8,407,426	6,939,888	3,724,472
Net income attributable to Cardinal Infrastructure Group Inc.	$22,686,057	$21,357,346	$20,572,320

	For the period from December 10, 2025 to December 31, 2025
Earnings per share(1):
Basic	$0.06
Diluted	$0.06
Weighted average shares of Class A common stock outstanding(1):
Basic	14,787,094
Diluted	14,809,208

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from December 10, 2025 through December 31, 2025, the period following the recapitalization transactions and IPO (see Note 16)

Cardinal Infrastructure Group Inc.

Consolidated Statements of Changes in Stockholders'/Members' Equity

Years Ended December 31, 2025, 2024 and 2023

		Class A Common Stock		Class B Common Stock
	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2023	$(11,713,516)							$2,256,893	$(9,456,623)
Net income	20,572,320							3,724,472	24,296,792
Member distributions	(8,415,483)							(1,025,225)	(9,440,708)
Rollover equity issued in business combinations	-							2,070,000	2,070,000
Balance, December 31, 2023	$443,321							$7,026,140	$7,469,461
Net income	21,357,346							6,939,888	28,297,234
Member distributions	(10,042,952)							(2,369,767)	(12,412,719)
Balance, December 31, 2024	$11,757,715	—	$—	—	$—	$—	$—	$11,596,261	$23,353,976
Activity prior to the Reorganization Transactions and IPO:
Net income	21,822,464	—	—	—	—	—	—	6,463,278	28,285,742
Member distributions	(22,404,058)	—	—	—	—	—	—	(684,335)	(23,088,393)
Member distribution - non-cash equitized loan	(3,864,308)	—	—	—	—	—	—	—	(3,864,308)
Rollover equity issued in business combinations	—	—	—	—	—	—	—	4,540,000	4,540,000
Unit-based compensation prior to the IPO	5,765,487	—	—	—	—	—	—	—	5,765,487
Effect of the September 2025 Reorganization:
Deconsolidation of CCCRE	—	—	—	—	—	—	—	(57,560)	(57,560)
September 2025 Reorganization	21,857,644	—	—	—	—	—	—	(21,857,644)	—
Balance prior to the IPO and IPO Reorganization	34,934,944	—	—	—	—	—	—	—	34,934,944
Effect of the IPO and IPO Reorganization:
Recapitalization of Continuing Owners	(34,934,944)	1,718,750	172	30,887,813	3,089	6,784,147	—	28,150,797	3,261
Exchange of Class B Units from Continuing Owners	—	7,500,000	750	(7,500,000)	(750)	6,835,414		(6,835,414)	—
Redemption of Class B Units to Continuing Owners	—	—	—	—	—	(157,500,000)	—	—	(157,500,000)
Issuance of Class A common stock sold in initial public offering and greenshoe, net of underwriting discounts of $19.441 million and other offering costs of $6.028 million	—	5,725,000	573	—	—	252,255,686	—	—	252,256,259
Allocation of equity to non-controlling interests	—	—	—	—	—	(57,817,051)	—	57,817,051	—
Activity subsequent to the Reorganization Transactions and IPO:
Net income subsequent to the Reorganization Transactions and IPO	—	—	—	—	—	—	863,593	1,944,148	2,807,741
Restricted stock awards, net	—	—	—	—	—	103,105	—	—	103,105
Vesting of restricted stock units	—	3,568	—	—	—	—	—	—	—
Establishment of tax receivable agreement liability and corresponding deferred tax assets	—	—	—	—	—	6,932,513	—	—	6,932,513
Balance, December 31, 2025	$—	14,947,318	$1,495	23,387,813	$2,339	$57,593,814	$863,593	$81,076,582	$139,537,823

Cardinal Infrastructure Group Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2025, 2024 and 2023

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$31,093,483	$28,297,234	$24,296,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	25,246,451	18,663,746	13,181,191
Amortization of debt issuance costs	98,922	—	—
Amortization of other intangible assets	7,128,310	85,840	3,250
(Gain) loss on disposal of property and equipment	(157,401)	13,534	(365,919)
Noncash stock compensation	5,868,592	—	—
(Earnings) losses from investments in unconsolidated affiliates	(94,408)	(99,555)	53,914
Provision for deferred income taxes	275,524	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,773,598)	(4,214,918)	(6,378,899)
Contract assets	(34,248,729)	426,371	(4,597,284)
Prepaid expenses	(1,509,800)	(33,282)	785,812
Other assets	(463,358)	1,447,457	971,630
Accounts payable	21,141,527	(3,000,049)	2,433,804
Accrued expenses	1,774,787	(650,940)	(679,699)
Contract liabilities	(5,479,415)	1,693,676	1,178,607
Net cash provided by operating activities	37,900,887	42,629,114	30,883,199

Cash flows from investing activities:
Proceeds from the sale of property and equipment	453,915	297,457	804,100
Purchases of property and equipment	(43,815,228)	(20,754,984)	(12,268,055)
Acquisitions, net of cash acquired	(59,398,397)	—	(10,894,939)
Investment in unconsolidated affiliate	—	(515,000)	—
Proceeds from repayment of related party receivable	1,263,667	—	—
Decrease in cash due to deconsolidation of variable interest entity	(4,388)	—	—
Net cash used in investing activities	(101,500,431)	(20,972,527)	(22,358,894)

Cash flows from financing activities:
Proceeds from notes payable	166,478,947	63,938,804	17,527,006
Principal payments on notes payable	(91,889,925)	(56,295,927)	(9,394,575)
Payment of debt issuance costs	(1,996,262)	—	—
Proceeds from credit facility line of credit	26,700,000	—	—
Repayment of credit facility line of credit	(26,700,000)	—	—
Principal payments on finance lease obligations	(3,275,226)	(2,613,163)	(1,661,580)
Payments of deferred consideration	(1,204,164)	—	—
Member distributions	(23,430,129)	(12,989,809)	(9,161,634)
Proceeds from stock subscription	3,834	—	—
Proceeds from equity offering, net of underwriting discounts	258,284,250	—	—
Repurchase of outstanding equity / Cardinal's OpCo units	(157,500,000)	—	—
Payment of initial public offering issuance costs	(5,639,464)	—	—
Net cash provided by (used in) financing activities	139,831,861	(7,960,095)	(2,690,783)
Net change in cash	76,232,317	13,696,492	5,833,522
Cash
Beginning of period	20,917,108	7,220,616	1,387,094
End of period	$97,149,425	$20,917,108	$7,220,616

Cardinal Infrastructure Group Inc.

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2025, 2024 and 2023

Supplemental information:
Cash paid for interest	$6,543,242	$4,567,650	$3,987,038
Cash paid for taxes - federal	—	—	—
Cash paid for taxes - state	$1,691,154	$1,352,509	$—

Supplemental non-cash investing and financing activities:
Purchases of property and equipment acquired through acquisitions	$20,895,000	$—	$10,000,000
Notes payable recognized on acquisitions	—	—	1,000,000
Purchases of property and equipment financed with finance leases	1,442,071	4,163,375	9,027,566
Right of use assets recognized with operating leases	6,942,779	2,556,542	2,808,137
(Decrease) increase in accrued and unpaid member distributions	—	(577,090)	279,074
Increase in deferred acquisition consideration payable	5,170,782	—	—
Derecognition of investments in unconsolidated affiliates upon deconsolidation of variable interest entity	1,078,449	—	—
Derecognition of notes payable upon deconsolidation of variable interest entity	1,343,893	—	—
Derecognition of property and equipment upon deconsolidation of variable interest entity	5,411,393	—	—
Derecognition of other assets, net upon deconsolidation of variable interest entity	(9,171)	—	—
Derecognition of non-controlling interest upon deconsolidation of variable interest entity	53,172	—	—
Recognition of operating lease liability upon deconsolidation of variable interest entity	513,273	—	—
Recognition of operating lease right-of-use assets upon deconsolidation of variable interest entity	468,904	—	—
Recognition of equitized loan distribution upon deconsolidation of variable interest entity	3,864,308	—	—
Increase in related party loan receivable	1,263,667	—	—
Rollover equity issued as consideration for acquisitions	4,540,000	—	2,070,000
Deferred offering costs accrued	(389,100)	—	—
Establishment of deferred tax asset related to the Tax Receivable Agreement	46,356,042
Establishment of liabilities under the Tax Receivable Agreement	39,423,529	—	—
Net effect of the Tax Receivable Agreement within additional paid-in capital	6,932,513	—	—

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

1. Organization and Description of Business

Business Operations

Cardinal Infrastructure Group Inc. (“PubCo,” the “Company,” or “Cardinal Group”) is a Delaware corporation formed on June 12, 2025, for the purpose of facilitating an initial public offering (the “IPO”) and related organizational transactions in order to acquire an investment in Cardinal Civil Contracting Holdings LLC (“Cardinal” or "OpCo"). Cardinal Group is a holding company with no direct operations whose principal asset is its equity interest in Cardinal, acquired in connection with the IPO.

Cardinal is a Delaware limited liability company formed on September 16, 2025, whose primary asset is its 100% ownership interest in Cardinal Civil Contracting, LLC (“Cardinal NC”), a North Carolina limited liability company organized on January 16, 2013 that conducts all operations of the Company through its wholly owned subsidiaries.

The Company is a leading provider of site development and infrastructure services in the southeastern United States. The Company serves residential, commercial and municipal end markets and operates primarily in North Carolina and surrounding regions.

Up-C Structure

The Company’s organizational structure following the IPO is commonly referred to as an umbrella partnership–C corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies undertaking an initial public offering. The Up-C structure allows the Continuing Equity Holders (as defined below) to retain their equity ownership in Cardinal, an entity treated as a partnership for U.S. federal income tax purposes, and to continue to realize tax benefits associated with owning interests in a flow-through entity. Investors in the Company hold their equity ownership through shares of Class A Common Stock of PubCo, a Delaware corporation subject to corporate-level taxation.

As the sole managing member of Cardinal, the Company operates and controls all of the business and affairs of Cardinal and, through Cardinal and its subsidiaries, conducts all of the Company’s business. Accordingly, the Company consolidates the financial results of Cardinal and reports the economic interests in Cardinal held by the Continuing Equity Holders as noncontrolling interests in the consolidated financial statements.

Initial Public Offering

On December 11, 2025, the Company completed its IPO of 11,500,000 shares of Class A Common Stock, par value $0.0001 per share, at a price to the public of $21.00 per share. On December 12, 2025, pursuant to the exercise in full of the underwriters’ option to purchase additional shares, the Company completed the sale of an additional 1,725,000 shares of Class A Common Stock at the IPO price. Gross proceeds from the IPO, including the overallotment, were approximately $277.7 million before deducting underwriting discounts and other offering costs.

The Company used the net proceeds from the IPO to purchase 14,943,750 newly issued LLC units from Cardinal for net payment of approximately $252.3 million in the aggregate and became the sole managing member of Cardinal. Cardinal in turn used $157.5 million of the net proceeds to exchange and redeem 7,500,000 LLC units of Cardinal certain equity holders of Cardinal (the “Continuing Equity Holders”) and repay approximately $24.3 million of borrowings outstanding under our October 2025 Credit Facility. In connection with the IPO, the Company also issued 23,387,813 shares of Class B Common Stock to the Continuing Equity Holders, which was equal to the number of LLC Units held by such Continuing Equity Holders at the time of issuance, for nominal consideration.

Reorganization Transactions

Prior to the IPO, all of the Company’s business was conducted through Cardinal NC. In connection with the IPO, the Company completed a series of organizational transactions (the “Reorganization Transactions”) to reorganize its corporate structure. The IPO and the Reorganization Transactions are collectively referred to herein as the “Transactions.” The Reorganization Transactions consisted of two discrete transactions, the “September 2025 Reorganization” and the “IPO Reorganization,” each described below.

September 2025 Reorganization

Effective September 30, 2025, the Company completed the first step of the Reorganization Transactions (the “September 2025 Reorganization”). The Company merged newly formed merger subsidiaries of Cardinal NC with and into each of Cardinal NC’s non-wholly owned subsidiaries so that the minority equity holders of such non-wholly owned subsidiaries became equity holders of Cardinal and such non-wholly owned subsidiaries became wholly owned subsidiaries of Cardinal NC. Subsequently,

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

a newly formed merger subsidiary of Cardinal was merged with and into Cardinal NC so that the members of Cardinal NC became members of Cardinal and Cardinal NC became a wholly owned subsidiary of Cardinal.

As a result of the September 2025 Reorganization, the existing ownership interests of Cardinal NC were recapitalized from multiple classes (Class A, B and C units) into a single common class of LLC Units. The minority equity holders of the non-wholly owned subsidiaries received newly issued LLC Units in Cardinal in exchange for their subsidiary-level interests, which were cancelled. In the accompanying consolidated statement of changes in equity, the September 2025 Reorganization is reflected as: (i) the reclassification of the carrying amounts of previously reported noncontrolling interests in subsidiaries to members’ equity, and (ii) the recapitalization of the existing unit classes into a single class of LLC Units, with no change in the total carrying amount of equity.

IPO Reorganization

On December 10, 2025, immediately prior to and in connection with the closing of the IPO, the Company completed the second step of the Reorganization Transactions (the “IPO Reorganization”). The IPO Reorganization consisted of the following:

•
The Company amended and restated the Cardinal operating agreement to, among other things, (i) recapitalize all existing ownership interests, (ii) appoint Cardinal Infrastructure Group Inc. as the sole managing member of Cardinal upon its acquisition of LLC Units in connection with the IPO, and (iii) provide certain redemption rights to the Continuing Equity Holders.
•
Cardinal Infrastructure Group Inc. amended and restated its certificate of incorporation to, among other things, (i) reclassify all outstanding shares of common stock into 1,718,750 shares of Class A Common Stock, as adjusted for an approximately 86-to-one forward stock split, (ii) provide for Class A Common Stock and Class B Common Stock, each entitling the holder to one vote per share on all matters presented to stockholders, (iii) provide that shares of Class B Common Stock may only be held by the Continuing Equity Holders and their permitted transferees, and (iv) authorize 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable by the Board of Directors in one or more series without stockholder approval.
•
Cardinal Infrastructure Group Inc. acquired newly issued LLC Units from Cardinal using the net proceeds of the IPO and became the sole managing member of Cardinal.
•
Cardinal Infrastructure Group Inc. issued 23,387,813 shares of Class B Common Stock to the Continuing Equity Holders, on a one-for-one basis with their LLC Units, for nominal consideration.

In the accompanying consolidated statements of changes in stockholders'/members' equity, the IPO Reorganization is reflected as: (i) the conversion of members’ equity to the recapitalized equity structure of Cardinal Infrastructure Group Inc. (Class A Common Stock, Class B Common Stock, and additional paid-in capital), (ii) the receipt of net IPO proceeds in exchange for newly issued LLC Units, (iii) the recognition of noncontrolling interests representing the Continuing Equity Holders’ 61.0% economic interest in Cardinal, and (iv) the establishment of Cardinal Infrastructure Group Inc. as a reporting entity with the accompanying reclassification of the predecessor equity accounts.

Both the September 2025 Reorganization and the IPO Reorganization are accounted for as transactions among entities under common control. As Cardinal Infrastructure Group Inc. had no substantive operations prior to the IPO and the Continuing Equity Holders retained their majority economic interest (61.0%) in Cardinal, the Transactions are treated as a recapitalization rather than a business combination.

The September 2025 Reorganization, in which the pre-existing minority equity holders of Cardinal NC’s non-wholly owned subsidiaries exchanged their subsidiary-level interests for LLC Units of Cardinal, was accounted for as an acquisition of noncontrolling interests in accordance with Accounting Standards Codification ("ASC") 810-10-45-23, with the carrying amounts of noncontrolling interests reclassified to members’ equity with no gain or loss recognized.

The IPO Reorganization, in which Cardinal Infrastructure Group Inc. became the sole managing member of Cardinal and completed the IPO, was accounted for as a recapitalization of the predecessor operating entity. The accompanying consolidated financial statements represent a continuation of the historical financial statements of Cardinal, with the exception of the recapitalized equity structure. Comparative information for periods prior to the Transactions reflects the historical financial statements of Cardinal.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the results of the Company and its wholly owned or controlled subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation.

2. Significant Accounting Policies

Use of Estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Subjective and significant estimates include, but are not limited to, the recognition of revenue from construction contracts, including the estimation of total contract costs and the identification and measurement of variable consideration such as contract modifications and claims. The Company's cost-to-cost method for recognizing revenue includes estimates and assumptions about future events, including labor productivity and availability, material costs and availability, and the complexity of work to be performed. The impacts of litigation and other loss contingency claims, including the probability of an unfavorable outcome and the ability to reasonably estimate the amount of loss, and fair value and other purchase accounting estimates associated with business combinations, including the valuation of acquired assets and assumed liabilities, contingent consideration, and the resulting goodwill and intangible assets, and amounts payable pursuant to the Tax Receivable Agreement (See Note 15 - "Income Taxes and Tax Receivable Agreement"), including the estimate of future taxable income, applicable tax rates, and the timing and amount of tax benefits expected to be realized. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the consolidated statements of operations and comprehensive loss in the period that they are determined.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, using the following five-step model:

1 - Identify the Contract with a Customer: The Company enters into legally enforceable contracts with construction entity customers to prepare undeveloped land for future development. Contracts are predominantly firm fixed-price with a minor portion of contracts charged on a time and materials basis. All customer contracts include clearly defined scope, payment terms, and enforceable rights and obligations. The Company bills monthly for work performed, with payments due within 30 days, subject to retainage that is collected after the Company completes the project.

2 - Identify the Performance Obligations: Each contract generally contains a single performance obligation to provide land and construction site preparation services. These services are highly integrated and interdependent, and therefore are not separately identifiable. The Company has concluded that the entire scope of work under each contract represents a single performance obligation.

3 - Determine the Transaction Price: The transaction price for the Company's customer contracts are stated cash amounts stated in fixed-price contracts, and a per unit cash amount in time and materials based contracts. However, contracts may include variable consideration arising from customer-initiated or company-initiated change orders. The Company estimates variable consideration from change orders using the “most likely amount” method and includes such amounts in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur.

4 - Allocate the Transaction Price to the Performance Obligations: As each contract typically contains a single performance obligation, the entire transaction price, including approved change orders, is allocated to that performance obligation.

5 - Recognize Revenue When (or As) the Performance Obligation Is Satisfied: Revenue is recognized over time as the Company satisfies its performance obligation, using the cost-to-cost input method. This method reflects the transfer of control to the customer and the enforceable right to payment for performance to date, and is considered the best available measure of progress. Contract costs include all direct materials, labor, and other costs directly attributable to contract performance, as well as indirect costs such as indirect salaries and wages, equipment repairs,

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

insurance, and payroll taxes. General and administrative expenses are charged to expense as incurred.

Principal Versus Agent Considerations

In certain contracts, the Company engages subcontractors to perform portions of the contracted work. The Company evaluates whether it is acting as a principal or an agent, resulting in the presentation of revenue as gross or net, respectively.

The Company has concluded that it acts as a principal in these arrangements and therefore recognizes revenue on a gross basis. This conclusion is based on the Company’s assessment that it controls the specified services before they are transferred to the customer. Key indicators supporting this conclusion include:

- Integration of Services: The Company provides a significant service of integrating subcontractor work into a comprehensive site preparation solution, which is the specified performance obligation under the contract.

- Primary Responsibility for Fulfillment: The Company is contractually responsible for delivering the completed project to the customer and oversees all subcontractor activities to ensure compliance with project specifications.

- Inventory Risk: The Company bears inventory risk for materials consumed in the project and assumes backend inventory risk by being obligated to pay subcontractors regardless of its ability to collect from customers.

- Pricing Discretion: The Company has discretion in establishing the price charged to customers for subcontractor work without restrictions, further supporting the Company's control over the services provided by subcontractors.

Accordingly, the Company recognizes revenue for the full amount of consideration received from customers and records subcontractor costs as part of Cost of revenues on the consolidated statements of operations.

Contract Modifications and Change Orders

Change orders are considered modifications to existing contracts unless they add distinct goods or services. Change orders may be initiated by either the customer or the Company. Revenue and related costs incurred to measure performance obligation progress from unapproved change orders are not recognized until such amounts are approved or are reasonably assured of customer acceptance and collection is probable.

Loss Provisions

The Company evaluates its contracts monthly for potential losses, which considers job performance, site conditions, estimated profitability, and associated claims and change orders. If total estimated costs exceed total expected revenue, the Company records a provision for the full estimated loss in the period the loss is determined. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $135,647, $4,039,488, and $803,912 respectively, for provisions for loss contracts. These provisions are recorded to “Cost of revenues” on the consolidated statements of operations and “Contract liabilities” on the consolidated balance sheets.

Contract Duration and Warranties

The Company’s contracts generally take 12 to 15 months to complete. The Company provides one-year warranties on its construction services. These warranties are considered assurance-type warranties and do not represent separate performance obligations.

Contract Receivables, Assets and Liabilities

Contract receivables are based on amounts billed to customers and currently due in accordance with contract terms with an unconditional right for the Company to receive payment. Such amounts comprise the balance of "Accounts receivable, net" caption on the consolidated balance sheets.

The Company's contract assets include (1) revenues recognized in excess of amounts billed on these contracts and will be billed at a later date, usually due to contract terms, and (2) conditional retainage amounts for the portion of the contract price earned by the Company for work performed but held for payment by the customer as a form of security. Contract liabilities include (1) billings in excess of revenues recognized on customer contracts, and (2) provision for contract losses.

The Company presents contract assets and contract liabilities, net at the individual contract level in the consolidated balance sheets. The Company does not offset contract assets and liabilities across multiple contracts with the same customer. Contract assets are reclassified to accounts receivable, net when the right to payment becomes unconditional. Many contracts contain retainage provisions, whereby a portion of billed amounts is withheld by the customer pending satisfactory completion of the project. Retainage amounts are considered contract assets and such amounts are included in the net presentation of contract assets and liabilities at the contract level.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

Conditional retainage is recorded as a current asset or liability as part of Contract assets or Contract liabilities. The Company considers conditional retainage that is withheld on progress billings as a conditional right to payment until contractual milestones are reached. Such contractual milestones typically require substantial completion of the project before retainage is paid, with some customer contracts permitting partial retainage payments at earlier project milestones. Accordingly, withheld retainage is considered a component of contracts assets until billed to the customer, when obligations have been satisfied and the right to receipt is subject only to the passage of time. Conditional retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Some contracts permit portions of the retainage to be paid prior to project completion when certain milestones are met. Conditional retainage rates are typically 10% of the monthly billings in the Company's contracts, consistent with industry practice, but can range from 5% to 10%.

The Company has assessed these payment terms and concluded that they do not represent a significant financing component under ASC 606, as the timing of payment is established primarily for customer protection and is consistent with industry practice. For those transactions that are expected to be completed after one year, we have assessed that there are no significant financing components because any difference between the promised consideration and the cash selling price of the good or service is for reasons other than the provision of financing. The Company has elected the practical expedient under ASC 606-10-32-18, which allows entities to exclude the effects of a significant financing component when the period between customer payment and performance is less than one year. Accordingly, the Company does not adjust the promised amount of consideration for the time value of money in such cases.

Contract Costs

The Company incurs costs to obtain and fulfill construction contracts in the normal course of business. In accordance with ASC 340-40, the Company has elected the practical expedient to expense incremental costs of obtaining a contract (such as bid, proposal costs) when the amortization period of the asset that would otherwise be recognized is one year or less. These costs are expensed as incurred and included in project costs included under "Cost of revenues" on the consolidated statements of operations.

The Company has also evaluated its contract fulfillment activities and determined that no fulfillment costs meet the criteria for capitalization under ASC 340-40. Fulfillment costs are captured within the overall project cost structure and do not generate or enhance resources that will be used to satisfy future performance obligations beyond those already recognized.

Cash

The Company occasionally maintains deposits in excess of federally insured limits. These are identified as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 for all accounts held at a single institution. As of December 31, 2025 and 2024, the Company had not experienced any losses on these accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

At December 31, 2025, and 2024, the Company’s cash balance in excess of the FDIC's insured limits was $95,717,296, and $20,667,108.

Accounts Receivable, Net

Accounts receivable primarily consist of trade receivables due from customers and are stated at the invoiced amount less an allowance for credit losses. Collectability is evaluated using a combination of factors, including past due status based on contractual terms, trends in write-offs and the age of the receivable. Specific events, such as bankruptcies, are also considered when applicable. Adjustments to the reserve for credit losses are made when necessary based on the results of analysis, the aging of receivables and historical and industry trends. The Company periodically evaluates the impact of observable external factors on the collectability of the accounts receivable to determine if adjustments to the reserve for credit losses should be made based on current conditions or reasonable and supportable forecasts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible. Credit related reserves are not material. At December 31, 2025 and 2024, the Company's allowance for estimated expected credit losses was zero. The opening balance of Accounts receivable, net at January 1, 2024 was $34,089,899.

Property and Equipment

Property and equipment are stated at cost or at fair value for property and equipment related to acquired businesses. Expenditures for repairs and maintenance which do not improve or extend the life of an asset are charged to expense as

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

incurred. Depreciation is computed using accelerated depreciation methods over the following estimated useful lives:

Asset Group	Useful Lives
Office equipment and computers	3-5 years
Vehicles and trailers	5 years
Machinery and equipment	5-7 years
Leasehold improvements	15 years
Buildings	30 years

Capitalized Interest

The Company capitalizes interest costs incurred during the construction or development of qualifying assets. Interest is capitalized as part of the cost of construction in progress when activities necessary to prepare the asset for its intended use are in progress and expenditures for the asset have been made. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use.

Goodwill

Goodwill is recorded when the purchase price paid in a business combination exceeds the fair value of assets acquired and liabilities assumed. Goodwill will be reviewed for impairment on an annual basis on November 30th, or upon an occurrence of an event or changes in circumstances that indicate that the carrying value may not be recoverable.

Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether the fair value of a reporting unit is less than its carrying amount. The Company then completes a quantitative impairment test if the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired, and no additional steps are needed. If, however, the fair value of the reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception and performs an analysis to determine whether the lease is an operating lease or a finance lease. The Company measures right-of-use (“ROU”) assets and lease liabilities at the lease commencement date based on the present value of the remaining lease payments. The Company uses the implicit rate when readily determinable. When the implicit rate is not readily determinable, the Company estimates an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. These rates are used to discount the remaining lease payments in measuring the ROU asset and lease liability.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, the Company recognizes depreciation expense from the depreciation of the ROU asset and interest expense on the related lease liability. The Company does not separate lease and non-lease components of contracts. The nature of the non-lease components in the Company’s leases include common area maintenance and related services as part of its building leases. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet and lease expense is recognized on a straight-line basis over the lease term.

Income Taxes

Prior to the completion of the Company's initial public offering on December 10, 2025, Cardinal NC was organized as a limited liability company and treated as a partnership for U.S. federal and state income tax purposes. As a pass-through entity, Cardinal NC was not subject to U.S. federal corporate income tax, and no provision for corporate income taxes was recorded by OpCo for any period prior to the IPO besides the North Carolina Pass-Through Entity tax (“PTE Tax”) discussed below. Individual members were responsible for their respective share of income taxes on their allocable portions of the Cardinal NC’s taxable income.

In connection with the initial public offering and reorganization transactions, Cardinal Infrastructure Group Inc. was incorporated as a Delaware C-corporation and became the managing member of OpCo in an "Up-C" structure.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

Commencing on the IPO date, the Company became subject to U.S. federal and applicable state corporate income taxes with respect to its allocable share of income from OpCo.

The Company accounts for income taxes under ASC 740, Income Taxes. Current and deferred income tax assets and liabilities are recognized for the tax consequences of events that have been included in the consolidated financial statements, to the extent those events are subject to taxation at the corporate level. Because the Company's consolidated financial statements reflect the full-year operations of Cardinal NC, the income tax provision for the year ended December 31, 2025 reflects only the period from December 10, 2025 through December 31, 2025 – the period during that the Company existed as a taxable C-corporation. No corporate-level tax has been applied to the pre-IPO operating results of Cardinal NC, as those results were attributable entirely to pass-through members and were not subject to entity-level corporate taxation.

The income attributable to noncontrolling interest – representing the Continuing Equity Holders' allocable share of OpCo’s income – is not subject to corporate-level income tax at the Company level. Accordingly, the Company’s income tax provision is calculated only on income attributable to the Company’s economic interest in OpCo for the post-IPO period.

Prior to the IPO in 2025, Cardinal NC elected to pay the PTE Tax on behalf of its members. This tax is assessed at 4.25% for 2025, 4.50% for 2024 and 4.75% for 2023 of Cardinal NC’s business taxable income and is applied to reduce each member’s proportionate share of the federal taxable income reportable on that member’s personal income tax return. Cardinal NC recognized PTE expense of $1,691,154 in 2025 related to the 2024 tax year and $1,352,509 in 2024 related to the 2023 tax year as the Company did not make the 2023 and 2024 PTE Tax elections until 2024 and 2025 respectively. Since the PTE Tax paid satisfied the Company’s liability for income tax imposed by the North Carolina Department of Revenue on the Company, the amounts have been included in income tax expense in accordance with Financial Accounting Standards Board ("FASB") ASC 740, Income Taxes.

The Company has implemented the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax years in progress. As of December 31, 2025 and 2024 the Company has no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

Segment Information

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM manages the business activities on a consolidated basis and as such the Company determined it is a single reportable segment. The Company derives all revenue in the United States of America from construction projects based in North Carolina and South Carolina in 2025, 2024, and 2023.

The CODM primarily assesses performance for the Company and decides how to allocate resources based on net income. Net income is reported on the consolidated statements of operations. Performance is continuously monitored at the consolidated level and as necessary at the project contract level to timely identify deviations from the expected results. Resource allocation is based on the CODM and Company management's estimates of growth to expand backlog and to increase production capacity to ensure timely execution of committed sales contracts. The significant expenses reviewed by the CODM, which are used to assess performance of the Company, are not disaggregated at a level lower than the captions disclosed within the consolidated statements of operations.

The CODM also uses net income and related profit margins in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the Company and in establishing management’s compensation.

The measure of segment assets is reported to the CODM on the balance sheet as total consolidated assets, with the same captions as the consolidated balance sheets. All of the Company's long-lived assets are based in its home country, the United States of America.

No customer accounted for 10% or more of total revenue in the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, the Company recognized revenue from Customer A that comprised 13% and 11%, respectively, of consolidated Company revenue, and the Company's revenue with that customer was comprised of multiple projects with work performed throughout the year.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

Fair Value Measurements

The Company determines fair value based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, as determined by either the principal market or the most advantageous market in which it transacts. The Company applies fair value accounting for all the financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on the Company’s own assumptions about current market conditions and require significant management judgment or estimation.

As of December 31, 2025, December 31, 2024, and December 31, 2023, the carrying value of cash, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. The fair value of notes payable approximates its carrying value as the stated interest rate reflects recent market conditions for similar instruments. Certain assets, including goodwill and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review.

As discussed in Note 2, the Company’s January 2025 acquisition of Purcell and May 2025 acquisition of Page and October acquisition of Red Clay resulted in the recognition of certain assets measured at fair value in accordance with ASC 820. Property, plant and equipment were valued using Level 2 inputs under the fair value hierarchy, based on observable market data for similar assets with adjustments for condition and location. The backlog intangible asset was valued using Level 3 inputs, which incorporate significant unobservable assumptions developed by management. The valuation techniques, key assumptions, and sensitivity analyses for Level 3 measurements are described in Note 2.

Debt Issuance Costs

Debt issuance costs related to term loans are presented as a direct reduction of the carrying value of the related debt. Debt issuance costs are amortized on a straight-line basis over the remaining terms of the loans according to the effective interest method and are included in interest expense in the consolidated statements of operations.

Equity-Based Compensation

The Company issues various forms of equity‑based awards to employees, directors, and other service providers, including (i) legacy Profit Interest Units (“PIUs”) granted prior to the Company’s IPO and Up‑C reorganization, (ii) certain unrestricted legacy units issued in connection with the Company’s historical LLC structure and the reorganization transactions completed in connection with the IPO, and (iii) Restricted Stock Units (“RSUs”) granted under the Company’s 2025 Equity Incentive Plan.

The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments in accordance with ASC 718, Compensation - Stock Compensation. Equity‑classified awards are measured at grant‑date fair value and recognized as compensation expense over the requisite service period. Liability‑classified awards, if any, are remeasured at fair value at each reporting date until settlement. Compensation expense is recorded within General and administrative expenses in the consolidated statements of operations

PIUs in CCC and certain subsidiaries have been granted to certain employees of the Company. As the requirement to remain employed for the necessary service period and the performance vesting criteria are based on the performance of the Company, the Company has pushed down the related compensation expense. In accounting for stock-based compensation awards, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation expense for time-vesting awards is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period and will be accelerated upon a change in control. For compensation expense for awards with performance vesting criteria, no compensation expense has been recognized as the vesting criteria is not viewed as

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

probable. There were no new PIUs granted during the years ended December 31, 2024 and 2023.

In connection with the Company’s historical LLC structure and the Up‑C reorganization completed at the IPO, certain employees and service providers received unrestricted units that were fully vested upon issuance. These awards are accounted for as equity‑classified awards. Because the units were fully vested and nonforfeitable at the grant date, the Company recognized compensation expense, if any, on the grant date. No additional compensation expense is recognized for these awards.

Effective upon the IPO, the Company granted RSUs to members of its Board of Directors as part of annual director compensation. Director awards typically vest over a one‑year service period, depending on the terms of the award. In connection with the IPO, and in lieu of a pro-rated annual cash retainer, RSUs were granted to non-employee directors which vested on December 31, 2025. These awards are accounted for under ASC 718 using the same grant‑date fair value measurement and recognition principles as employee awards.

The Company has elected to account for forfeitures as they occur for all its equity-based awards and therefore does not estimate expected forfeitures when measuring stock‑based compensation expense.

Grant‑date fair value for RSUs is based on the market price of the Company’s Class A common stock on the date of grant. Grant‑date fair value for PIUs and other legacy awards is determined using valuation techniques as described within Note 12 October 2025 Employee Unit Awards.

For equity‑classified awards, deferred tax assets are recognized for deductible temporary differences arising from stock‑based compensation and are reduced by a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. Excess tax benefits or deficiencies, if any, are recognized in income tax expense in the period in which they occur. Prior to the IPO, PIUs and other partnership‑classified awards generally did not give rise to deferred tax assets.

Recently Adopted Accounting Pronouncements

Effective January 1, 2025, the Company adopted ASU 2023‑09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" which enhances income tax disclosures, including expanded requirements for the rate reconciliation and disaggregation of income taxes paid. Because the Company operated as a pass‑through entity prior to the IPO and did not historically present an income tax provision, the adoption of ASU 2023‑09 primarily impacts the presentation and disclosure of income taxes in the Company’s consolidated financial statements beginning in 2025. The adoption did not affect the measurement of the Company’s income tax provision. Refer to Note 15. Income Taxes and Tax Receivable Agreement, which reflects updated disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC’s regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited and is not expected to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 as an update to ASC Topic 220-40, which will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 was issued to improve the disclosures about a public business entity's expenses and address request from investors for more disaggregated disclosures about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions (such as general and administrative expenses). In January 2025, the FASB issued ASU 2025‑01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” to clarify the effective date provisions of ASU 2024‑03 related to expense disaggregation disclosures. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

In May 2025, the FASB issued ASU 2025‑04 “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”, which clarifies the accounting for share‑based consideration payable to a customer, including classification and measurement guidance, to reduce diversity in practice. The amendments are effective for fiscal years, including interim periods, beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of adopting ASU 2025‑04 on its consolidated financial statements but does not expect a material impact.

In July 2025, the FASB issued ASU 2025‑05 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient for measuring expected credit losses on certain short‑term receivables and contract assets when credit losses are expected to be insignificant. The amendments are intended to simplify application of Topic 326 for entities with immaterial credit risk exposure on these balances. ASU 2025‑05 is effective for fiscal years, including interim periods, beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025‑05 on its consolidated financial statements but does not expect a material impact.

In November 2025, the FASB issued ASU 2025‑09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements". The amendments provide targeted improvements intended to better align hedge accounting with entities’ risk‑management activities, including expanded eligibility for grouping forecasted transactions with similar risk exposures, clarified guidance for hedging forecasted interest payments on choose‑your‑rate variable‑rate debt, expanded component hedging for nonfinancial items, conditions under which a net written option may qualify as a hedging instrument, and the ability to designate foreign‑currency‑denominated debt simultaneously as both a hedging instrument and a hedged item. ASU 2025‑09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025‑09 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025‑11, "Interim Reporting (Topic 270): Narrow‑Scope Improvements". The amendments clarify the applicability of the interim reporting guidance in Topic 270, improve the navigability of the interim reporting requirements, and provide a more comprehensive framework for interim disclosures, including a principle that entities disclose events and changes since the last annual reporting period that have a material effect on the entity. ASU 2025‑11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, and for all other entities for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted.
The Company is currently evaluating the impact of ASU 2025‑11 on its interim financial statements and related disclosures.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

3. Business Combinations

Acquisition of Purcell

On January 3, 2025 (the “Purcell Acquisition Date”), Cardinal Civil Contracting Charlotte, LLC (“CCCC”) acquired substantially all of the operating assets and certain liabilities of Purcell Construction, Inc., a North Carolina corporation, Purcell Construction Group, LLC, a South Carolina limited liability company, and Orange T, LLC, a North Carolina limited liability company (collectively referred to herein as “Purcell”). Purcell operated a turn‑key site work contracting business primarily in the Charlotte, North Carolina market.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the Purcell Acquisition Date.

Total purchase consideration was as follows:

Cash	$10,396,871
Rollover equity	2,800,000
Deferred consideration	1,250,000
Liabilities assumed and paid at closing	803,129
Net working capital adjustment payment	454,526
Total consideration transferred	$15,704,526

In December 2025, the Company recorded measurement period adjustments to the Purcell purchase consideration consisting of (1) a $123,000 reduction to liabilities assumed related to accounts payable and (2) a $874,000 reduction to the backlog intangible asset upon finalizing its valuation. These adjustments were offset by a corresponding net increase to goodwill.

Liabilities assumed and paid at closing represents the payoff at closing of certain equipment lease obligations, legal and escrow fees of the seller, which were settled by the Company on the seller’s behalf pursuant to the purchase agreement. These amounts are included in total purchase consideration as they represent obligations of the seller extinguished by the Company in connection with the acquisition.

The cash portion of the consideration was funded primarily through borrowings under the Company’s existing debt facilities. The equity portion was issued directly to Purcell Construction, Inc. and named individuals in exchange for the contributed assets pursuant to the related Contribution Agreement.

As part of the consideration for the contributed assets, the Company issued the following membership units in Cardinal Civil Contracting Charlotte, LLC:

•
Class B Units to Purcell Construction, Inc. – 52 units issued, representing a 4.6% ownership interest in CCCC. Class B Units are non‑voting except with respect to certain “Major Actions” specified in the CCCC Operating Agreement. In the ordinary course, Class B Units share in distributions pro‑rata with Class A Units based on units outstanding. Upon liquidation, Class B Units were entitled first to their portion of return up to their unredeemed capital contributions, and thereafter participate alongside Class A and other Class B Members in remaining proceeds. The contribution agreement defined 'unredeemed capital contributions' as the amount of capital contributions minus the aggregate amount repaid to the CCCC members since January 3, 2025, in an amount not less than $0.
•
Class C Units to named individuals – 24 units issued, representing a 2.1% ownership interest in CCCC. Class C Units are non‑voting. In the ordinary course, Class C Units are excluded from regular profit distributions under; any amounts otherwise attributable to Class C are instead retained and distributed to Class A and Class B Members. Upon liquidation, Class C Units participate only after Class A and Class B Members have received: (i) return of their unredeemed capital contributions, (ii) cumulative distributions up to their minimum distribution thresholds, and (iii) “catch‑up” distributions to bring Class C holders’ allocations in line with Class A and B thresholds.

Following the issuance of these units, the Company’s ownership interest in CCCC declined from 80.0% to 74.6% as of January 3, 2025. As a result of the September 2025 Reorganization, Cardinal owns 100% of the units of CCCC as of September 29, 2025.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

The Purcell purchase price allocation is as follows:

Accounts receivable	$4,066,405
Contract assets	976,696
Property and equipment	5,080,000
Other assets	308,041
Backlog intangible asset	5,236,000
Goodwill	2,324,808
Accounts payable	(1,092,267)
Contract liabilities	(887,116)
Other liabilities	(308,041)
Total net assets acquired	$15,704,526

The fair value of receivables acquired approximated their gross contractual amounts. The Company’s best estimate at the acquisition date of contractual cash flows not expected to be collected was zero, as the Company expects to collect all amounts due.

The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill. The goodwill recognized is attributable to qualitative factors such as assembled workforce and anticipated future growth in the combined business. Goodwill recognized in the acquisition is expected to be deductible for U.S. federal income tax purposes and amortized over 15 years.

In connection with the acquisition of Purcell, the Company entered into a Transition Services Agreement (“TSA”) with the seller to provide limited post‑closing support, including general contracting and licensing services, business transition activities such as employee and customer introductions, and equipment identification. The TSA was accounted for as part of the consideration transferred in the acquisition and recorded within goodwill in the purchase price allocation. Accordingly, no related expense will be recognized in future periods.

Acquisition of Page

On May 30, 2025 (the “Page Acquisition Date”), the Company formed Cardinal Civil Contracting Triad, LLC (“Triad”), which acquired substantially all of the operating assets and certain liabilities of Page and Associates, Inc., a North Carolina corporation, and MJS & GCP, LLC, a North Carolina limited liability company (collectively referred to herein as “Page”). Page operated a turn‑key site work contracting business primarily in the Greensboro, North Carolina market.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the Page Acquisition Date.

Total purchase consideration was as follows:

Cash	$5,510,463
Deferred consideration	800,000
Rollover equity	1,740,000
Liabilities assumed and paid at closing	2,049,537
Net working capital adjustment payment	171,368
Total consideration transferred	$10,271,368

In the third quarter of 2025, the Company finalized the contractual net working capital adjustment related to its acquisition of Page. As a result of this adjustment, the net working capital adjustment in the table above and goodwill increased by $242,409.

Liabilities assumed and paid at closing represents the payoff at closing of certain equipment lease obligations of the seller, which were settled by the Company on the seller’s behalf pursuant to the purchase agreement. These amounts are included in total purchase consideration as they represent obligations of the seller extinguished by the Company in connection with the acquisition.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

The cash portion of the consideration was funded primarily through borrowings under the Company’s existing debt facilities. The equity portion was issued directly to Page and Associates, Inc. in exchange for the contributed assets, in accordance with the related Contribution Agreement.

As part of the consideration for the contributed assets, the Company issued the following membership units in CCC Triad:

•
Class B Units to Page and Associates, Inc. – 200 units issued, representing a 20% ownership interest in CCC Triad. Class B Units are non‑voting except with respect to certain “Major Actions” identified in the Triad Operating Agreement that require the consent of both the Cardinal Member and the Page Member. In the ordinary course, Class B Units share in distributions pro‑rata with Class A Units based on units outstanding. Upon liquidation, proceeds are distributed first to return unredeemed capital contributions to Class A and Class B Members, and then pro‑rata based on units outstanding.

Following the issuance of these units, the ownership interest of the Company in Triad was reduced from 100% to 80% as of May 30, 2025.

As part of the consideration for the Page contributed assets relating to underground boring equipment, the Company issued the following membership units in Civil Underground and Boring Company, LLC (“Boring Newco”):

•
Class B Units to MJS & GCP, LLC – 300 units issued, representing a 30% ownership interest in Boring Newco. Class B Units are nonvoting on most matters, but possess certain protective consent rights over specified “Major Actions” identified in the Boring Newco Operating Agreement that require the approval of both the Cardinal Member and the MJS Member. In the ordinary course, Class B Units share in distributions pro‑rata with Class A Units based on units outstanding. Upon liquidation, proceeds are distributed first to return unredeemed capital contributions to Class A and Class B Members, and then pro‑rata based on units outstanding.

Following the issuance of these units, the ownership interest of the Company in Boring Newco was reduced from 100% to 70% as of May 30, 2025.

The Page purchase price allocation is as follows:

Accounts receivable	$139,748
Contract assets	762,848
Property and equipment	6,692,500
Other assets	644,414
Backlog intangible asset	606,000
Goodwill	2,352,038
Accounts payable	(106,158)
Contract liabilities	(175,609)
Other liabilities	(644,413)
Total net assets acquired	$10,271,368

The fair value of receivables acquired approximated their gross contractual amounts. The Company’s best estimate at the acquisition date of contractual cash flows not expected to be collected was zero, as the Company expects to collect all amounts due.

The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill. The goodwill recognized is attributable to qualitative factors such as the assembled workforce and anticipated future growth in the combined business. Goodwill recognized in the acquisition is expected to be deductible for U.S. federal income tax purposes and amortized over 15 years.

In connection with the acquisition of Page, the Company entered into a Transition Services Agreement with the sellers to provide limited post‑closing support, including contract administration, licensing assistance, and operational transition activities for specified periods following the closing. The TSA was accounted for as part of the consideration transferred in the acquisition and recorded within goodwill in the purchase price allocation. Accordingly, no related expense will be recognized in future periods.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

Acquisition of Red Clay

On October 1, 2025 (the "Red Clay Acquisition Date"), a subsidiary of the Company, Aviator Paving Company Charlotte ("APCC") acquired substantially all of the operation assets and certain liabilities of Red Clay Industries, Inc., a North Carolina corporation ("Red Clay"). Red Clay provides asphalt paving, curbing, resurfacing, and related services to commercial and municipal customers primarily in the Charlotte, North Carolina market.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the Red Clay Acquisition Date.

Total purchase consideration was as follows:

Purchase Consideration
Cash	$39,000,000
Deferred consideration	1,000,000
Estimated net working capital adjustment payable	3,133,284
Total consideration	$43,133,284

The cash portion of the consideration was funded primarily through borrowings under the Company's October 2025 Credit Facility discussed in Note 7. The Red Clay purchase price allocation is as follows:

Purchase Price Allocation
Accounts receivable	$5,997,700
Contract assets	1,205,607
Prepaid expenses	9,373
Property and equipment	9,122,500
Operating lease right of use assets	328,427
Intangible assets:
Customer relationships	14,600,000
Backlog	1,700,000
Trade name	500,000
Goodwill	11,782,840
Contract liabilities	(1,104,736)
Current portion of operating lease liabilities	(425,696)
Operating lease liabilities, less current portion	(582,731)
Total net assets acquired	$43,133,284

The fair value of the receivables acquired approximated their gross contractual amounts. The Company's best estimate at the acquisition date of contractual cash flows not expected to be collected was zero, as the Company expects to collect all amounts due.

The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill. The goodwill recognized is attributable to qualitative factors such anticipated cost synergies and future growth in the combined business as well as the value of the assembled workforce acquired. Goodwill recognized in the acquisition is expected to be deductible for U.S. federal income tax purposes and amortized over 15 years.

In connection with the acquisition of Red Clay, the Company entered into a Transition Services Agreement ("TSA") with the seller to provide limited post-closing support, including general contracting and licensing services, business transition activities such as employee and customer introductions, and equipment identification. The TSA was accounted as part of the consideration transferred in the acquisition and recorded within goodwill in the purchase price allocation. Accordingly, no related party expense will be recognized in future periods.

As part of the acquisition transaction, the Company entered into a two-year lease agreement with an entity under common control of the seller to lease the existing operation and office facility of Red Clay. The contractual lease payments were above

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

market rates. Accordingly, the Company recorded an unfavorable fair value adjustment of $680,000, which was recognized as a reduction to the Operating lease right of use asset at the acquisition date.

Purcell, Page, and Red Clay Consolidated Statements of Cash Flows Reconciliation

The following table reconciles the gross consideration paid for the acquisitions of Purcell, Page and Red Clay to the amounts presented in the consolidated statements of cash flows. No cash was acquired in any transaction; therefore, the full consideration was reflected as cash outflows.

Page cash consideration paid	$5,681,831
Page liabilities assumed and paid at closing	2,049,537
Page deferred consideration paid within three months of closing	200,000
Purcell cash consideration paid	10,851,397
Purcell liabilities assumed and paid at closing	803,129
Purcell deferred consideration paid within three months of closing	312,500
Red Clay cash consideration paid	39,000,000
Red Clay deferred consideration paid within three months of closing	500,003
Cash consideration paid for acquisitions	$59,398,397

Purcell, Page, and Red Clay Pro Forma Information (Unaudited)

The following unaudited pro forma information presents the combined results of operations of the Company, Purcell, Page and Red Clay as if the acquisitions had occurred on January 1, 2024. The unaudited pro forma results reflect adjustments for (i) depreciation and amortization of acquired tangible and intangible assets based on the fair value allocations, and (ii) the related income tax effects of these adjustments. The pro forma information is presented for informational purposes only and does not purport to represent what the actual results of operations would have been had the acquisition occurred on the date indicated, nor is it necessarily indicative of future results of operations.

	Year ended December 31, 2025			Year ended December 31, 2024
	Cardinal NC and Purcell	Cardinal NC and Page	Cardinal NC and Red Clay	Cardinal NC and Purcell	Cardinal NC and Page	Cardinal NC and Red Clay
Revenue	$456,045,369	$460,155,042	$493,175,863	$340,982,627	$324,881,523	$360,085,109
Net income, including noncontrolling interests	$36,552,430	$32,203,725	$31,937,411	$29,722,827	$28,312,437	$25,934,372

The Company's results include $24,791,596 of revenue and $902,959 of net loss attributable to Purcell for the period from January 3, 2025 (the Purcell Acquisition Date) through December 31, 2025, which are included in the Company’s consolidated statements of operations for year ended December 31, 2025. The 2025 net loss amount includes $5,236,000 of amortization expense of acquired backlog that was fully amortized by the end of 2025.

The Company's results include $2,692,433 of revenue and $774,267 of net loss attributable to Page for the period from May 30, 2025 (the Page Acquisition Date) through December 31, 2025, which are included in the Company’s consolidated statements of operations for the year ended December 31, 2025. The net loss amount includes $606,000 of amortization expense of acquired backlog that was fully amortized by the end of 2025.

The Company's results include $10,281,941 of revenue and $5,494,594 of net loss attributable to Red Clay for the period from October 1, 2025 (the Red Clay Acquisition Date) through December 31, 2025, which are included in the Company's consolidated statements of operations for the year ended December 31, 2025. The 2025 loss amount includes $1,283,929 of amortization expense related to acquired backlog and other intangible assets, as well as $5,765,487 of stock based compensation expense associated with awards that fully vested in 2025.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

Purcell, Page, Red Clay Measurement Period

At December 31, 2025, the fair values assigned to the Purcell and Page acquisitions are considered final. The Red Clay acquisition remains within the measurement period, which is open through October 1, 2026, while the Company continues to evaluate information related to acquisition‑date fair values.

Fair Value of Rollover Equity Purchase Consideration

In connection with the acquisitions of Purcell and Page, the Company issued rollover equity interests to the former owners of each business. The rollover equity issued to the owners of Purcell in the Company’s CCCC entity and to the owners of Page in the Company’s Triad entity is classified within Level 3 of the fair value hierarchy under ASC 820. The rollover equity valuations are classified as Level 3 due to the use of significant unobservable inputs, including entity‑specific EBITDA and multiples, qualitative adjustments for asset condition, and discounts for restrictive features. These inputs require significant management judgment and are inherently uncertain. Changes in these assumptions could have a material impact on the fair value of the rollover equity and the related purchase price allocation.

The estimated fair value of the rollover equity was determined using a market approach, applying the EBITDA multiples implied by the consideration paid in the respective acquisitions, and considering guideline public company multiples for similar businesses.

The significant unobservable inputs used in the valuations included:

•
An EBITDA multiple of 3.4 applied in determining the fair value of units in CCCC issued to the former owners of Purcell
•
An EBITDA multiple of 4.3 applied in determining the fair value of units in Triad issued to the former owners of Page

For Purcell, the fair value measurement of the rollover equity is primarily sensitive to changes in the EBITDA multiple. A 1.0 increase in the multiple to 4.4 (approximately 30%) results in a $658,000 increase in the estimated fair value. A 10% decrease in the multiple to 3.1 results in a $280,000 reduction in fair value.

For Page, the EBITDA multiple was deemed less sensitive due to the nature of the rollover equity units, which were issued in Triad, a newly formed entity without an established operating history. The valuation of these units was anchored to the Company’s cash contribution to Triad and the total consideration paid to acquire Page, rather than a standalone EBITDA metric. As such, the implied multiple reflected the negotiated enterprise value at formation. A 5% change in the estimated value of the Page rollover equity would result in a corresponding change of approximately $87,000.

Fair Value of Property, Plant and Equipment

To determine the fair value of the acquired machinery, vehicles, and construction equipment as of the acquisition dates of Purcell, Page and Red Clay, the Company utilized the market approach for all significant asset classes. Under the market approach, recent sales and listings of comparable equipment were analyzed and adjusted for differences in age, condition, specifications, and location.

The resulting fair value conclusions represent the price that would be received to sell the assets in an orderly transaction between market participants at the measurement date. Because the valuations were based on observable market transactions for similar assets with only minor adjustments, the measurements are classified as Level 2 within the fair value hierarchy under ASC 820.

Fair Value of Backlog

The Company recognized an identifiable intangible asset for contractual backlog related to non‑cancellable construction contracts in place as of the acquisition dates for Purcell, Page and Red Clay. The backlog assets are included in "Other intangible assets" on the consolidated balance sheets. The backlog represents the estimated future profit margin to be realized from these contracts and is considered a finite‑lived intangible asset.

The fair value of the backlog was estimated using the income approach (multi-period excess earnings method) that isolates the cash flows attributable to the backlog and discounts them to present value. The calculation began with the total

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

gross backlog amount based on signed, non‑cancellable contracts as of the acquisition date. Estimated profit margin percentages were applied to derive expected pre‑tax cash flows. The estimated pre‑tax cash flows were discounted to present value using a rate that reflects the timing and risk profile of the expected realization period.

The backlog asset is classified as a Level 3 measurement within the fair value hierarchy due to the use of significant unobservable inputs, including management’s estimates of profit margin and risk adjustments.

Purcell Backlog: For the Purcell acquisition, unobservable inputs (Level 3) to the valuation included:

•
Gross backlog amount: $33,136,000 (based on executed contracts)
•
Estimated profit margin: 25%
•
Backlog realization period: 12 months
•
Discount rate: 30%

The most significant assumption in the Purcell valuation is the estimated gross margin. A hypothetical 200 basis point increase (decrease) in the profit margin assumption would increase (decrease) the fair value of the backlog asset by $526,000. Changes in the estimated realization period and discount rate would not have a material effect on the valuation given the short realization period.

The Purcell backlog intangible asset was amortized straight-line over its estimated realization period of approximately 12 months through December 2025, which reflects the pattern in which the economic benefits were expected to be consumed. Based on the Purcell backlog asset’s carrying amount at the acquisition date and its estimated one‑year useful life, the entire balance was recognized as amortization expense during the year ending December 31, 2025 in the consolidated statements of operations.

Page Backlog: For the Page acquisition, unobservable inputs (Level 3) to the valuation included:

•
Gross backlog amount: $3,153,000 (based on executed contracts)
•
Estimated profit margin: 20%
•
Backlog realization period: 8 months
•
Discount rate: 15%

The most significant assumption in the Page valuation is the estimated gross margin. A hypothetical 200 basis point increase in the profit margin assumption would increase the fair value of the backlog asset by $60,000, while a 200 basis point decrease would reduce the fair value by $61,000. Changes in the estimated realization period and discount rate would not have a material effect on the valuation given the short realization period.

The Page backlog intangible asset was amortized in proportion to project performance based on the actual pattern of economic consumption, which reflects a seven‑month realization period ending December 2025. Although the acquisition‑date estimate contemplated a longer period, updated project performance data supports this shorter consumption pattern. As a result, the entire carrying amount was recognized as amortization expense within the consolidated statements of operations for the year ended December 31, 2025.

Red Clay Backlog: For the Red Clay acquisition, unobservable inputs (Level 3) to the valuation included:

•
Gross backlog amount: $30,400,000 (based on executed contracts)
•
Estimated profit margin: 22%
•
Backlog realization period: 8 months
•
Discount rate: 31.5%

The most significant assumption in the Red Clay valuation is the estimated gross margin. A hypothetical 200 basis point increase (decrease) in the profit margin assumption would increase (decrease) the fair value of the backlog asset by

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

approximately $400,000. Changes in the estimated realization period and discount rate would not have a material effect on the valuation given the short realization period.

The Red Clay backlog intangible asset was amortized straight-line over its estimated realization period of approximately 8 months through May 2026, which reflects the pattern in which the economic benefits were expected to be consumed. Based on the Red Clay backlog asset’s carrying amount at the acquisition date and its estimated eight-month useful life, $637,500 was recognized as amortization expense during the year ending December 31, 2025 in the consolidated statements of operations, while the remaining $1,062,500 will be amortized in 2026.

Fair Value of Red Clay Intangibles

The Company recognized identifiable intangible assets for customer relationships, contractual backlog related to non-cancellable construction contracts in place as of the acquisition date (discussed in the section above), and the Red Clay tradename. These assets are included in "Other intangible assets" on the consolidated balance sheets, and each asset is considered a finite-lived intangible asset.

The fair value of the intangible assets were determined using a Level 3 fair value measurement under ASC 820, as the valuation relied on significant unobservable inputs. Management has determined that the customer relationships represent the most significant intangible asset acquired, and therefore disclosures focus primarily on this asset. The Company applied the multi-period excess earnings method, which estimates the present value of after-tax cash flows attributable to existing customer after deducting contributory asset charges. Key assumptions included projected revenues and operating margins, an attrition rate of 15%, a discount rate of 34.5%, and a tax amortization period of 15 years. The resulting fair value of customer relationships was $14.6 million.

A hypothetical 250 basis point decrease/increase in the customer attrition rate would increase/decrease the fair value of the customer relationship by approximately $1.3 million. A hypothetical 100 basis point decrease/increase in the discount rate would increase/decrease the fair value of the customer relationship by approximately $0.3 million.

The Red Clay intangible assets will be amortized straight-line over their estimated useful lives for seven years for the customer relationships, eight months for backlog, and one year for the tradename. Amortization amounts are included in the Amortization expense caption of the consolidated statements of operations.

2023 Acquisition of Roadways

In July 2023, the Company acquired certain assets and assumed certain liabilities from Monroe Roadways Contractor, Inc. (“Roadways”) The total purchase price was $13,800,000 and was financed via a draw on the Company’s line of credit, a note payable with a financial institution and a $1,000,000 note payable to the seller. In addition, the Company made an additional payment of $164,939 related to the working capital settlement. Roadways is a grading contractor located in Monroe, NC. Acquisition costs related to the Monroe acquisition were $900,000 and are included in general and administrative costs in the statement of operations for the year ended December 31, 2023. The goodwill arising from the acquisitions consists largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this asset acquisition, it is expected that all goodwill reported will be tax deductible. The tables below present the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of Roadways based on the respective fair values as of the acquisition date:

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

Purchase Consideration
Purchase Price Allocation	$13,800,000
Working Capital Adjustment	164,939
Total consideration	13,964,939
Seller Note Payable	(1,000,000)
Issuance of CCCC class B units	(2,070,000)
Total consideration	$10,894,939

Purchase Price Allocation
Accounts receivable	$4,071,438
Other assets	1,002,939
Contract assets	3,055
Prepaid expenses	31,958
Property and equipment	10,000,000
Goodwill	2,660,099
Accounts payable	(2,322,295)
Accrued expenses	(279,862)
Contract liabilities	(1,202,393)
Total net assets acquired	$13,964,939

4. Contract Assets and Liabilities, and Provision for Contract Losses

Contract assets and liabilities consisted of the following amounts as of each period end:

	December 31, 2025	December 31, 2024	December 31, 2023
Contract assets:
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,949,597	$3,636,677	$5,248,382
Conditional retainage	26,944,663	14,063,703	12,878,369
Total contract assets	$54,894,260	$17,700,380	$18,126,751
Contract liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	$18,792,435	$24,303,648	$22,734,880
Less: Conditional retainage	(8,096,518)	(14,199,618)	(11,088,950)
Provision for contract losses	135,647	4,039,488	803,912
Total contract liabilities	$10,831,564	$14,143,518	$12,449,842
Net contract assets (liabilities)	$44,062,696	$3,556,862	$5,676,909

Conditional retainage is a type of contract asset, but is reported in the table above and on the consolidated balance sheets within “Contract assets” and “Contract liabilities” on a contract-by-contract basis. The Company's total conditional retainage receivable balance was $35,041,181 at December 31, 2025, $28,263,321 at December 31, 2024, and $23,967,319 at December 31, 2023.

Total contract assets increased at December 31, 2025 by $37,193,880 compared to December 31, 2024 due to (1) an increase in unbilled revenue on in-process contracts due to the timing of advance billings and work progression, (2) an increase in conditional retainage from increased billings and the timing of retainage receipts, and (3) an increase of $2,945,151 of acquired contract assets from the Purcell, Page and Red Clay business combinations in 2025 (Note 3).

Total contract liabilities decreased at December 31, 2025 by $3,311,954 compared to December 31, 2024 due to a decrease in the timing of advance billings and work progression, and a lower magnitude and fewer anticipated losses on customer contracts within the provision for contract losses. These decreases were partially offset by lower conditional retainage related to advanced billing contracts, as well an increase of $2,167,461 of acquired contract liabilities from the Purcell, Page and Red Clay business combinations in 2025 (Note 3).

Total contract assets decreased at December 31, 2024 by $426,371 compared to 2023 due to lower unbilled revenue on in-process contracts at December 31, 2024 compared to 2023 due to the timing of advance billings and work progression,

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

partially offset by an increase in conditional retainage from increased billings and the timing of retainage receipts. Contract liabilities increased in 2024 by $1,693,676 due to a higher magnitude of anticipated losses on customer contracts within the provision for contract losses, and the timing of advance billings and work progression, partially offset by having higher conditional retainage related to those advance billing contracts.

Revenue recognized during the years ended December 31, 2025, 2024 and 2023 that was included in the opening balance of billings in excess of costs and estimated earnings (a component of Contract liabilities) was $24,260,397, $22,734,880 and $13,386,987, respectively.

At December 31, 2025, the Provision for contract losses included 9 contracts, with individual contract losses ranging from less $1,000 to $70,000. At December 31, 2024, the Provision for contract losses included 14 contracts, with individual contract losses ranging from less than $1,000 to $1,858,000. At December 31, 2023, the Provision for contract losses included 16 contracts, with individual contract losses ranging from $3,000 to $214,000. The following table presents a reconciliation of the beginning and ending balances of the Company's Provision for contract losses:

	December 31, 2025	December 31, 2024	December 31, 2023
Opening balance January 1 within Contract liabilities	$4,039,488	$803,912	$2,397,635
Additions - new loss provisions within Cost of revenues	9,798	4,028,159	650,480
Utilization - losses realized within Cost of revenues	(3,913,639)	(792,583)	(2,244,203)
Ending balance within Contract liabilities	$135,647	$4,039,488	$803,912

5. Revenue

As of December 31, 2025, 2024 and 2023, the Company’s remaining performance obligations were $516,764,766, $275,859,783 and $204,734,401, respectively, all of which is expected to be recognized within the next eighteen months. These amounts represent the aggregate amount of revenue expected to be recognized on contracts for which performance has commenced but is not yet complete. These obligations are derived from the transaction price allocated to unsatisfied or partially satisfied performance obligations under existing contracts.

Revenue recognized in the period from performance obligations satisfied in prior periods resulted in a net increase of approximately $1,013,000 in 2025, a decrease of $108,000 in 2024, and an increase of $273,000 in 2023. These changes were primarily due to the resolution of previously unresolved change orders.

In the years ended December 31, 2025, 2024 and 2023, the Company's sales projects all reside within the same geographical market: North and South Carolina in the United States. The Company expanded its presence in the Charlotte, North Carolina market through the acquisitions of Purcell in January 2025, Red Clay in October 2025, and Roadways in 2023, and expanded its presence in the Greensboro, North Carolina market through the acquisition of Page in May 2025 (Note 3). The Company historically has minimal credit loss from collections and therefore believes the collections and economic risks across its customers are similar.

The Company's customers in the Private sector primarily consist of national and regional home builders. Public sector customers include government agencies such as the department of transportation. Private sector customers comprised 95% of the Company's revenue in 2025, 97% in 2024 and 98% in 2023, while Public sector customers comprised 5% of the Company's revenue in 2025, 3% in 2024 and 2% in 2023.

In the years ended December 31, 2025, 2024 and 2023, respectively, 99%, 99% and 96% of the Company's revenue relates to fixed price contracts, with the remaining 1%, 1% and 4% relates to time and material billed contracts. Typically, there is more risk with fixed-price contracts, and unforeseen events and circumstances can alter the estimate of the costs and potential profit. However, fixed price contracts offer additional profit when the Company completes the work for less cost than originally estimated. Time and material contracts generally are subject to lower risk, and as such, the associated fees are usually lower than fees earned on fixed-price contracts.

The Company's primary customer contracts are for 'turn key land development' projects that generally take 12 to 15 months to complete. Contracts that are not turn key land development will typically be for a smaller subset of the Company's services, such as for standalone paving contracts, which generally are complete in one to three months. Revenue from these short duration contracts comprised approximately 4% of the Company's revenue in 2025, 6% in 2024 and 5% in 2023.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Office equipment and computers	$1,760,490	$1,493,699
Vehicles and trailers	30,252,251	17,817,334
Machinery and equipment	118,867,241	77,174,912
Leasehold improvements	1,041,123	819,164
Buildings	—	339,239
Land	—	2,753,465
Construction in progress	8,018,256	180,580
Total property and equipment	159,939,361	100,578,393
Accumulated depreciation	(75,037,759)	(50,793,988)
Total Property and equipment, net	$84,901,602	$49,784,405

Depreciation expense included in the consolidated statements of operations was $25,246,451, $18,663,746, $13,181,191 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded a gain (loss) of $157,401, $(13,534), and $365,919 on sale of property and equipment in the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company capitalized interest of $152,849 during the year ended December 31, 2025 to Construction in progress. No interest was capitalized in the years ended December 31, 2024 and 2023, as no qualifying construction activities were in progress.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

7. Notes Payable & Credit Facility

Notes payable consisted of the following at December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025	December 31, 2024
Note payable under the October 2025 Credit Facility, bearing interest based on the Secured Overnight Financing Rate (“SOFR”) plus 2.375%, with interest payable monthly and scheduled quarterly principal amortization, maturing October 31, 2030. Quarterly principal installments of $1.5 million are due through September 30, 2027, $2.25 million from December 31, 2027 through September 30, 2030, with the remaining principal due as a final balloon payment on October 31, 2030. The effective interest rate, inclusive of the amortization of deferred financing costs, was 6.83% at December 31, 2025.	$120,000,000	$-
Unsecured subordinated notes payable to various sellers. Notes payable are due in (a) quarterly installments of $125,000 plus interest at 7% through September 2025, with $0 outstanding as of September 30, 2025 and (b) semi-annual payments of $25,422 including interest at 5% through July 2027 unless seller’s employment agreement is terminated without cause in which all principal and interest would be payable immediately. The effective interest rate was 5.00% at December 31, 2025.	91,378	511,400
Note payable to a financial institution, bearing interest based on Compounded SOFR, calculated daily, with interest payable monthly and scheduled monthly principal amortization, maturing January 1, 2031. Monthly principal installments of $7,552 are due through December 1, 2030, with the remaining principal balance of $641,927 due as a final balloon payment on January 1, 2031. The effective interest rate was 6.12% at December 31, 2025.	1,087,500	—
Notes payable under the October 2024 Credit Facility with monthly principal installments totaling $1,562,159, plus interest based on SOFR plus 1.43%, were repaid in full during 2025 using proceeds from a new debt issuance. Accordingly, no amounts were outstanding at December 31, 2025.	—	45,912,771
Notes payable to a financial institution with monthly principal installments totaling $18,410 plus interest based on SOFR plus 2.15%, with a final balloon payment due in October 2027. Notes payable were secured by real property of the Company and derecognized in September 2025 due to the deconsolidation of the Variable Interest Entity CCCRE Holdings Ltd.	—	1,509,578
Total Notes Payable	121,178,878	47,933,749
Less Current Portion	6,128,674	11,112,540
Less Unamortized Debt Issuance Costs	1,897,340	—
Long-Term Portion	$113,152,864	$36,821,209

Future maturities of notes payable are as follows as of December 31, 2025:

2026	$6,128,674
2027	6,136,402
2028	9,090,625
2029	9,090,625
2030	90,090,625
Thereafter	641,927
$121,178,878

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

October 2025 Credit Facility

On October 1, 2025, Cardinal NC, Cardinal and certain wholly owned subsidiaries entered into a credit facility (the "October 2025 Credit Facility") with Truist Bank, as administrative agent and lender, which provides for a $75.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility, and a $120.0 million senior secured term loan facility. The October 2025 Credit Facility matures on October 1, 2030 and is secured by substantially all assets of the Company and subsidiary guarantors. Borrowings bear interest, at the borrower's option, at either the base rate, SOFR Index, or Term SOFR, plus an applicable margin ranging from 0.875% to 1.625% per annum for base rate borrowings and 1.875% to 2.625% per annum for SOFR-based borrowings, in each case based on the Company's leverage ratio. Amounts under the term loan facility amortize quarterly, commencing March 31, 2026, in aggregate annual amounts equal to 5.0% of the original principal during the first two years and 7.5% during years three through five, with the remaining balance due at maturity. The October 2025 Credit Facility contains certain financial covenants and other customary affirmative and negative covenants. As of December 31, 2025, outstanding borrowings under the term loan facility and revolving credit facility totaled $120.0 million and $0 million, respectively. As of December 31, 2025, the effective interest rate on outstanding borrowings was 6.83%. As of December 31, 2025, the Company was in compliance with all covenants under the October 2025 Credit Facility.

October 2024 Credit Facility

On October 18, 2024, Cardinal NC and certain wholly owned subsidiaries entered into a senior secured credit facility (the "October 2024 Credit Facility") with Truist Bank and Truist Equipment Finance Corp. as lenders, which consisted of a term loan facility in the aggregate principal amount of approximately $1.5 million, a revolving credit facility providing up to $10.0 million in borrowing capacity, and a master equipment security agreement evidenced by promissory notes in an initial aggregate principal amount of approximately $45.9 million. The October 2024 Credit Facility was secured by substantially all assets of the Company and subsidiary guarantors, subject to certain permitted liens and interests of other parties. Borrowings under the October 2024 Credit Facility bore interest at an Adjusted Term SOFR Rate, and the facility contained certain financial covenants and other customary affirmative and negative covenants. As of December 31, 2024, outstanding borrowings under the term loan facility totaled approximately $1.5 million, outstanding borrowings under the equipment facility totaled approximately $45.9 million, and there was no outstanding balance on the revolving credit facility. As of December 31, 2024, the Company was in compliance with all covenants under the October 2024 Credit Facility. In January 2025, the Company amended the October 2024 Credit Facility to increase borrowing capacity by $27.0 million for future purchases of equipment, trucks and trailers, and to provide additional borrowing capacity of up to $6.0 million for construction of an asphalt plant. As of September 30, 2025, outstanding borrowings under the October 2024 Credit Facility totaled approximately $80.6 million. All amounts outstanding under the October 2024 Credit Facility, totaling approximately $81.1 million as of October 1, 2025, were repaid with proceeds from the October 2025 Credit Facility, and the October 2024 Credit Facility was terminated.

Other 2025 Financing Activity

In January 2025, the Company entered into a $7.2 million debt agreement with a financial institution in connection with the acquisition of the Purcell companies. The note payable was secured by real property and was payable in monthly principal installments over five years with interest payable monthly based on SOFR plus 2.35%. This debt was subsequently repaid with proceeds from the October 2025 Credit Facility.

In December 2025, the Company entered into a $1,087,500 Note payable to finance equipment. Interest is based on compounded SOFR, calculated daily, with interest payable monthly and scheduled monthly principal amortization, maturing January 1, 2031. Monthly principal installments of $7,552 are due through December 1, 2030, with the remaining principal balance of $641,927 due as a final balloon payment on January 1, 2031.

Other 2024 Financing Activity

In October 2024, the Company's prior revolving line of credit with a maximum borrowing capacity of $15.0 million, secured by vehicles and equipment and bearing interest at SOFR plus 2.75%, was terminated. There was no outstanding balance on this line of credit at the time of termination.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

Total interest incurred during the years ended December 31, 2025, 2024, and 2023 was $7,038,106, $4,832,839, and $3,990,288 respectively. Substantially all of the carrying value of assets of the Company are pledged as collateral at December 31, 2025 and December 31, 2024, respectively.

8. Leases

Operating Leases

The Company has an operating lease agreement to lease office space in Raleigh, North Carolina. The lease requires monthly rental payments that escalate through the term of the lease, which matures in December 2027.

In April 2024, the Company entered into an operating lease agreement to lease office space in Greensboro, North Carolina. The lease requires monthly rental payments that escalate through the term of the lease, which matures in May 2029. The Company has the option to extend the lease term for an additional five-year period.

In October 2024, the Company entered into an operating lease agreement to lease additional office space in Raleigh, North Carolina. The lease requires monthly rental payments that escalate through the term of the lease, which matures in December 2027.

As discussed in Note 3, during the twelve months ended December 31, 2025, the Company acquired Purcell, Page, and Red Clay which included the assumption of real estate operating lease liabilities and the recognition of corresponding right‑of‑use assets, as well as a finance lease for Page construction equipment. The nature and terms of the acquired leases are consistent with those of the Company’s existing lessee portfolio.

The Company has various leases for equipment that mature at various times through November 2027.

For operating leases, right-of-use assets and lease liabilities are recognized at the commencement date. Operating lease liabilities are measured at the present value of the lease payments over the lease term. Operating right-of-use assets are calculated as the present value of the lease payments plus initial direct costs, plus any prepayments less any lease incentives received. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement.

Factors considered in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option were not exercised. Lease expense is recognized on a straight-line basis over the lease term.

Finance Leases

The Company has equipment under finance leases that have payments through various dates with the final lease expiring in May 2029. The assets and liabilities under the finance leases are recorded at the present value of the future minimum lease payments. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Following is a summary of equipment held under the finance leases at December 31, 2025, December 31, 2024 and December 31, 2023, respectively:

	December 31, 2025	December 31, 2024
Equipment	$15,919,545	$14,249,751
Accumulated depreciation	(9,975,175)	(5,920,984)
	$5,944,370	$8,328,767

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

Future minimum lease payments as of December 31, 2025 were as follows:

	Finance Leases	Operating Leases
2026	$3,651,230	$4,233,598
2027	3,161,863	3,680,091
2028	1,382,681	1,657,008
2029	654,219	509,910
2030	—	362,000
Total future undiscounted lease payments	8,849,993	10,442,607
Less: Imputed interest	(526,325)	(776,405)
Lease liabilities	8,323,668	9,666,202
Less: Current portion of lease liabilities	(3,349,359)	(3,814,686)
Long-term portion of lease liabilities	$4,974,309	$5,851,516

The components of lease costs are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Amortization of finance lease assets	$3,270,333	$3,185,472	$2,984,976
Interest in finance lease liabilities	431,476	477,800	214,074
Operating lease cost	3,983,536	2,900,368	2,680,283
Short-term lease costs	—	92,994	233,121
Total lease costs	$7,685,345	$6,656,634	$6,112,454

The net change in ROU asset and operating lease liability is included in the net change in other assets in the consolidated statements of cash flows. Other required information related to the Company’s lease obligations were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$(3,275,226)	$(2,613,163)	$(1,661,580)
Operating cash flows from operating leases	(4,080,618)	(3,360,324)	(3,006,216)
New assets acquired through lease obligations during the year:
Property and equipment via finance leases	1,442,072	4,163,388	9,027,566
Right-of-use assets via operating leases	6,942,779	2,556,542	2,808,137

As of December 31, 2025 and December 31, 2024 the weighted-average discount rate for operating leases was 5.53% and 4.30%, respectively. The weighted-average remaining operating lease term as of December 31, 2025 and 2024, was 2.79 and 2.40 years, respectively. As of December 31, 2025 and December 31, 2024, the weighted-average discount rate for finance leases was 4.56% and 4.55%, respectively and the weighted-average remaining lease term was 2.47 years and 3.32 years, respectively.

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	December 31, 2025	December 31, 2024
Beginning balance	$7,050,963	$7,050,963
Goodwill acquired in current‑period business combinations	16,459,686	—
Ending balance	$23,510,649	$7,050,963

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

Additions to goodwill were from acquisitions detailed in Note 3 – Business Combinations. The Company did not identify any goodwill impairment triggering events during years ended December 31, 2025, 2024 and 2023.

Intangible assets consist of the following at December 31, 2025. The Company had no intangible assets balance at December 31, 2024.

	Cost	Accumulated Amortization	Carrying Value
Backlog	$7,542,000	$(6,479,500)	$1,062,500
Customer relationships	14,600,000	(523,808)	14,076,192
Trade name	500,000	(125,000)	375,000
Total	$22,642,000	$(7,128,308)	$15,513,692

The estimated aggregate amortization expense for each of the next five years is as follows:

2026	$3,523,214
2027	2,085,714
2028	2,085,714
2029	2,085,714
2030	2,085,714
Thereafter	3,647,622
Total	$15,513,692

10. Retirement Plan

The Company has a 401(k) retirement plan which covers all employees who have met the eligibility requirements. The Company makes matching contributions to each participant in an amount equal to 100% of the first 3% of the participant’s compensation plus 50% of the next 2% of the participant’s compensation. The Company contributed $1,321,546, $846,447 and $517,376 during the years ended December 31, 2025, 2024 and 2023, respectively.

11. Equity and Noncontrolling Interest

Equity

Subsequent to the IPO, the equity of the authorized capital of Cardinal Infrastructure Group Inc. comprises of Class A Common Stock, Class B Common Stock and Preferred Stock.

Class A Common Stock

Cardinal Infrastructure Group Inc.’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Each share of Class A Common Stock entitles its holder to one vote per share on all matters presented to Cardinal Infrastructure Group Inc.’s stockholders. Holders of Class A Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors of Cardinal Infrastructure Group Inc. As of December 31, 2025, there were 14,947,318 shares of Class A Common Stock issued and outstanding.

Class B Common Stock

Cardinal Infrastructure Group Inc.’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Each share of Class B Common Stock entitles its holder to one vote per share on all matters presented to Cardinal Infrastructure Group Inc.’s stockholders. Shares of Class B Common Stock have no economic rights, including no right to receive dividends or distributions upon a liquidation of Cardinal Infrastructure Group Inc. Shares of Class B Common Stock may only be held by the Continuing Equity Holders and their respective permitted transferees. As of December 31, 2025, there were 23,387,813 shares of Class B Common Stock issued and outstanding.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

Preferred Stock

Cardinal Infrastructure Group Inc.’s amended and restated certificate of incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The preferred stock may be issued by the Board of Directors in one or more series without stockholder approval, with such designations, voting powers, preferences, and relative, participating, optional and other special rights as shall be set forth in the resolutions providing for the issuance thereof. As of December 31, 2025, no shares of preferred stock were issued or outstanding.

Noncontrolling Interest

Cardinal’s ("OpCo's") amended and restated operating agreement provides that the Continuing Equity Holders have the right (the “Redemption Right”) to cause OpCo to redeem all or a portion of their Class B LLC Units, together with a corresponding number of shares of Class B Common Stock, for newly issued shares of Cardinal Infrastructure Group Inc.'s Class A Common Stock on a one-for-one basis (subject to customary adjustments for stock splits, stock dividends, and reclassifications). Alternatively, Cardinal Infrastructure Group Inc. may, at its option (the “Call Right”), elect to directly acquire the tendered LLC Units and Class B Common Stock from the Continuing Equity Holder in exchange for Class A Common Stock on the same one-for-one basis.

In lieu of a share settlement, Cardinal Infrastructure Group Inc. (through at least two of its independent directors within the meaning of the Nasdaq listing rules who are disinterested) may elect to settle a redemption or exchange in cash. The cash settlement is limited to the lower of cash received from a secondary offering of equity securities, and the trailing ten-day volume-weighted average price. If Cardinal Infrastructure Group Inc. does not timely deliver an election notice, Cardinal Infrastructure Group Inc. is deemed to have elected the share settlement method.

Upon any such redemption or exchange, a corresponding number of shares of Class B Common Stock held by the exchanging Continuing Equity Holder is automatically transferred to the Company and cancelled. Any such exchange of LLC Units for Class A Common Stock is accounted for as an equity transaction in accordance with ASC 810-10-45-23, with no gain or loss recognized. The LLC interests are not classified as temporary equity as the cash settlement is limited to the proceeds from a new offering of Class A Common Stock which is equity-classified.

Cardinal Infrastructure Group Inc. holds 100% of the voting rights of OpCo, is the sole managing member of OpCo and consolidates the financial results of OpCo. A portion of OpCo’s net income or loss is attributed to the noncontrolling interests based on the weighted average percentage of LLC Units held by the Continuing Equity Holders relative to all outstanding LLC Units during the period. The noncontrolling interests’ share of equity is based on the LLC Units held by the Continuing Equity Holders as a percentage of all outstanding LLC Units as of the balance sheet date. The noncontrolling interests’ ownership percentage may change over time as Continuing Equity Holders exchange LLC Units for shares of Class A Common Stock.

The following table summarizes the ownership of LLC Units of OpCo as of December 31, 2025:

	LLC Units	Ownership %
Cardinal Infrastructure Group Inc.	14,947,318	39.0%
Continuing Equity Holders	23,387,813	61.0%
Total	38,335,131	100.0%

Operating Subsidiaries and Pre-IPO Noncontrolling Interests

The Company conducts its operations through Cardinal NC and the following wholly owned subsidiaries: Aviator Paving Company, LLC (“APC”), providing integrated paving services; Civil Transport, LLC (“CT”), providing transport services; Cardinal Civil Contracting NC, LLC (“CCCNC”), providing grading services; Civil Drilling & Blasting, LLC (“CDB”), providing drilling and blasting services; Cardinal Civil Contracting Charlotte, LLC (“CCCC”), providing expanded operations in the Charlotte, North Carolina region; Cardinal Civil Contracting Triad, LLC (“Triad”), providing expanded operations in the Greensboro, North Carolina region; Civil Underground and Boring Company, LLC (“Boring Newco”), established for underground utility and boring services; and Aviator Paving Company Charlotte, LLC (“APCC”), providing expanded paving operations in the Charlotte market. All subsidiaries are wholly owned by Cardinal NC as of December 31, 2025.

Prior to the September 2025 Reorganization, Cardinal NC held majority but not 100% ownership interests in several of its subsidiaries. Aviator Paving Company, LLC (“APC”), formed in 2018 to provide integrated paving subcontracted services, was 60% owned by Cardinal NC. Cardinal Civil Contracting NC, LLC (“CCCNC”), formed in 2016 to provide grading services, was approximately 70% owned. Civil Drilling & Blasting, LLC (“CDB”), formed in 2022 to provide drilling and blasting services, was 90% owned. Cardinal Civil Contracting Charlotte, LLC (“CCCC”), formed in 2023 to expand operations in the Charlotte, North Carolina region through acquisitions, was approximately 75% owned after giving effect to the issuance

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

of nonvoting units as consideration for the Purcell acquisition in January 2025. Cardinal Civil Contracting Triad, LLC (“Triad”), formed in 2025 to expand operations in the Greensboro, North Carolina region through acquisitions, was 80% owned following the issuance of nonvoting units as consideration for the Page acquisition. Civil Underground and Boring Company, LLC (“Boring Newco”), formed in March 2025 to expand into underground utility and boring services, was 70% owned following the issuance of Class B units as consideration for the contribution of certain assets by MJS & GCP, LLC. The minority equity holders in these subsidiaries were reported as noncontrolling interests in the consolidated financial statements for periods prior to September 30, 2025. Effective September 30, 2025, in connection with the September 2025 Reorganization, these minority equity holders became members of Cardinal and the subsidiaries became wholly owned by Cardinal NC. The acquisition of these pre-IPO noncontrolling interests was accounted for as equity transactions in accordance with ASC 810-10-45-23, with carrying amounts reclassified to members’ equity with no gain or loss recognized.

12. Stock-Based Compensation

2025 Stock Incentive Plan

Cardinal Infrastructure Group Inc. adopted the 2025 Stock Incentive Plan (the “2025 Plan”) on November 13, 2025, with stockholder approval on the same date. The 2025 Plan is designed to attract, retain, and motivate employees, officers, directors, and consultants by providing for equity‑based compensation aligned with long‑term stockholder value. It authorizes up to 3,660,656 shares of Class A common stock for issuance, with the share reserve eligible for an automatic annual increase of up to 5% of outstanding shares beginning with the first fiscal year after the Company’s registration date, unless the Compensation Committee elects otherwise. Shares underlying awards that are forfeited, canceled, expired, or settled in cash are returned to the plan.

The 2025 Plan may be used to grant stock options (both incentive and nonqualified), restricted stock, restricted stock units, stock appreciation rights, and other stock‑based awards. It is administered by the Board of Directors or a designated committee, which has broad authority to determine award terms, vesting conditions, performance goals, and to interpret the plan, including the ability to accelerate vesting in certain circumstances. The 2025 Plan includes a detailed definition of a Change in Control, covering specified acquisitions of voting power, board turnover, mergers, consolidations, and significant asset transactions. The plan will remain in effect until November 13, 2035, unless earlier terminated or extended.

As of December 31, 2025, the December 2025 Director Stock Awards discussed below were issued under the Plan.

October 2025 Employee Unit Awards

On October 1, 2025, the Company granted 113 fully vested LLC units in Cardinal Civil Contracting Holdings LLC to employees as compensation for services. These units were structured as profits interests at issuance. In connection with the Company’s reorganization and initial public offering ("IPO") in December 2025, all outstanding LLC units were converted into 274,547 shares of the Company’s common stock pursuant to the applicable conversion ratio.

The grant‑date fair value of the awards was $5,765,487, which was fully recognized as stock‑based compensation expense in October 2025 because the awards were immediately vested. The fair value per unit at the October 1, 2025 grant date was estimated at $21.00 per unit (equivalent to $21.00 per share of common stock on an as-converted basis), based on the anticipated initial public offering price derived from the Company's ongoing discussions with its underwriters, which was equal to the actual initial public offering priced. Management concluded that the anticipated initial public offering price, which was determined based on observable market inputs including comparable company valuations and institutional investor indications, represented the best available evidence of the fair value of the Company's common equity as of the grant date. No discount for lack of marketability or other adjustments were applied given the proximity of the grant date to the IPO (approximately two months) and the absence of material changes in the Company's business or financial condition during the intervening period. The fair value measurement is classified within Level 2 of the fair value hierarchy as the significant inputs to the valuation were derived from observable market data, although a quoted market price for the Company's shares was not yet available as of the grant date.

December 2025 Director Stock Awards

In November 2025, the Board of Directors approved a Non-Employee Director Compensation Program under which directors receive annual cash retainers and equity grants pursuant to the 2025 Stock Incentive Plan. Each non-employee director is entitled to an annual cash retainer of $75,000 and an annual grant of restricted stock units (RSUs) with a grant date fair value of $100,000, generally awarded at the Company’s annual meeting and vesting on the earlier of the next annual meeting or the first anniversary of the grant date. Committee chairpersons receive an additional annual RSU grant valued at $12,500, and other committee members receive RSUs valued at $5,000 annually. Directors may elect to receive their cash retainer in the form of RSUs, which vest quarterly. In connection with the Company’s IPO, newly appointed directors received RSU grants with a fair

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

value of $18,750 (in lieu of a prorated cash retainer for 2025), vesting on December 31, 2025, as well as RSUs valued at $100,000 plus applicable committee grants, each vesting on the first anniversary of the grant date.

As a result of these grants, the Company issued 25,829 RSU’s in December 2025 and recognized $103,105 of stock-based compensation expense in December 2025. The fair value of the restricted stock units was based on the Company’s IPO price of $21.00 per share, which represents a Level 1 input under the fair value hierarchy, as the awards were granted on the IPO date. Of the RSU's issued, 3,568 vested immediately and had a total grant date fair value of $74,928.

As of December 31, 2025, the Company had $439,304 of unrecognized compensation cost related to 22,261 unvested awards, based on a weighted‑average grant‑date fair value of $21.00 per award. This amount is expected to be recognized over a weighted‑average period of 12 months, corresponding to the remaining service period through December 31, 2026.

13. Changes in Accounting Estimates

Accounting for customer construction contracts requires the use of various estimation techniques to determine total contract revenue and costs. The Company's cost-to-cost method for recognizing revenue include estimates and assumptions about future events, including labor productivity and availability, material costs and availability, and the complexity of work to be performed.

Estimates are updated as conditions evolve. Changes in job performance, site conditions, subcontractor performance, and scope modifications may result in revisions to estimated costs and profitability. The accuracy of revenue and profit recognition in any period depends on the reliability of these estimates. Because the Company manages a portfolio of contracts of varying size and complexity, changes in individual contract estimates may offset each other. However, significant changes in estimates can materially affect reported profitability.

Key factors contributing to changes in contract estimates include:

•
Completeness and accuracy of original bids
•
Scope changes and related cost recognition
•
Extended overhead from customer or weather-related delays
•
Subcontractor and supplier performance
•
Site conditions differing from bid assumptions (where contract remedies are unavailable)
•
Labor availability and skill levels in project geographies
•
Material availability and proximity

These factors, along with the stage of completion and margin mix of contracts in progress, may cause fluctuations in gross profit between periods, which can be significant.

Changes in estimates of contract revenue, cost, or extent of completion are accounted for in the period the changes become known. Such changes are considered normal recurring adjustments inherent in the cost-to-cost revenue recognition method. The effect of changes in estimates for contracts in progress at December 31, 2024 decreased revenue for the year ended December 31, 2025 by $2,619,137. The effect of changes in estimates for contracts in progress at December 31, 2023 decreased revenue for the year ended December 31, 2024 by $67,564. The effect of changes in estimates for contracts in progress at December 31, 2022 decreased revenue for the year ended December 31, 2023 by $3,025,997.

14. Variable Interest Entities

The Company in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interest it held both at inception and when there is a change in circumstance that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate.

Consolidated VIEs

Cardinal NC held a variable interest in CCCRE Holdings, LLC (“CCCRE”), formed in 2021 to own real estate leased to Cardinal NC. CCCRE was a variable interest entity (“VIE”), and the Company was its primary beneficiary. Effective September 29, 2025 Cardinal NC, the VIE and the VIE’s lenders amended the underlying credit agreements, resulting in the removal of Cardinal’s guarantees to the lender. As a result of these amendments, Cardinal NC no longer has the power to direct the activities of the VIE that most significantly affect its economic performance and is no longer obligated to absorb potential losses of the entity. Accordingly, these adjustments reflect the conclusion that the Company is no longer the primary beneficiary of the VIE and should be deconsolidated. The deconsolidation did not result in the recognition of a gain or loss in the consolidated statements of operations.

Following the deconsolidation, the Company has no continuing financial interest in the VIE other than a related‑party operating lease, pursuant to which the Company leases space from the previously consolidated VIE and is accounted for in accordance with ASC 842, Leases.

The following table presents information about (i) the assets and liabilities of our consolidated VIE reflected in our consolidated balance sheets as of December 31, 2024 and (ii) the assets and liabilities removed from our consolidated balance sheet upon deconsolidation as of September 29, 2025 (the date of deconsolidation), within the respective asset and liability categories:

	September 29, 2025	December 31, 2024
Assets
Cash	$4,387	$15,998
Prepaid expenses	10,000	-
Other assets	44,370	376,250
Property and equipment, net	5,411,393	2,940,508
Investments in unconsolidated affiliates	1,078,449	984,041
Total assets	$6,548,599	$4,316,797
Liabilities
Accounts payable	19,171	2,901,499
Notes payable	1,343,893	$1,509,578
Total liabilities	$1,363,064	$4,411,077

Simultaneously, net assets that were previously eliminated in consolidation were recognized, including the following assets and liabilities:

Assets
Other assets	$1,308,036
Operating lease right-of-use assets	468,904
Total assets	$1,776,940
Liabilities
Current portion of operating lease	72,840
Operating lease liabilities, less current portion	440,433
Total liabilities	$513,273

As a result of the deconsolidation, the Company also derecognized a noncontrolling interest of $57,560 and recorded equitized distributions of $3,864,308.

Unconsolidated VIEs

Until September 29, 2025, the Company previously held investments in certain affiliates, including Campus North Acquisition, LLC and Springfield Commons Acquisition, LLC, which were accounted for under the equity method of accounting and presented as Investments in unconsolidated affiliates on the consolidated balance sheets, as the Company did not have the power to direct the activities that most significantly impacted their economic performance. In connection with the

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

derecognition of the VIE CCRE, the Company no longer holds any ownership interests in unconsolidated affiliates and, accordingly, has no unconsolidated variable interest entities.

15. Income Taxes and Tax Receivable Agreement

The Company is subject to U.S. federal, state and local income taxes on its taxable income, including its allocable share of the taxable income of Cardinal Civil Contracting Holdings LLC (“OpCo”), and is taxed at the applicable corporate income tax rates. The Company’s actual effective tax rate is affected by its ownership percentage in OpCo, which will increase over time as continuing OpCo owners redeem or exchange their LLC interests for shares of PubCo's Class A common stock (together with cancellation of an equal number of Class B shares), or as the Company acquires LLC interests directly from such continuing OpCo owners.

Because the Company consolidates OpCo for financial reporting purposes, its consolidated effective tax rate will vary from period to period based on multiple factors, including changes in the Company’s ownership of OpCo, the geographic mix of earnings, changes in tax law, and differences in tax rates among jurisdictions. The Company’s income tax provision includes U.S. federal, state, local and foreign income taxes, as applicable.

For the years ended December 31, 2025, 2024 and 2023, all of the Company’s income before income taxes was generated from domestic operations within the United States.

Income before the provision for income taxes was entirely attributable to domestic U.S. operations and totaled $3,083,265 for the post‑IPO period from December 10, 2025 to December 31, 2025. The Company has no undistributed earnings.

The components of the provision for income taxes are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Current:
Federal	$-	$-	$-
State and local	1,691,154	1,352,509	-
Total current tax expense	$1,691,154	$1,352,509	$-

Deferred:
Federal	$254,023	$-	$-
State and local	21,501	-	-
Total deferred tax expense	$275,524	$-	$-

Total federal – Current and deferred tax expense	$254,023	$-	$-
Total state and local – Current and deferred tax expense	1,712,655	1,352,509	-
Total provision for income taxes	$1,966,678	$1,352,509	$-

A reconciliation of the U.S. federal statutory tax rate to the effective rate using both dollars and percentages is as follows:

	December 31, 2025		December 31, 2024		December 31, 2023
Statutory U.S. federal tax rate	$6,942,634	21.0%	$6,226,446	21.0%	$5,102,326	21.0%
Noncontrolling interests/effect of pass-through entities (LLC income)	(6,703,419)	-20.3%	(6,226,446)	-21.0%	(5,102,326)	-21.0%
State and local income taxes, net of federal income tax effect (1)	1,712,655	5.2%	1,352,509	4.6%	-	0.0%
Nontaxable or nondeductible items	14,808	0.0%	-	0.0%	-	0.0%
Effective income tax rate	$1,966,678	5.9%	$1,352,509	4.6%	$-	0.0%

(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include North Carolina for 2025.

The effective tax rate for December 10, 2025 to December 31, 2025 was driven primarily from the permanent differences in the share of partnership taxable income.

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities are as follows:

December 31, 2025
Deferred tax assets
Transaction expense	$1,284,305
Tax receivable agreement	8,979,697
Investment in partnership	32,184,418
Net operating loss - federal	3,407,319
Net operating loss - state	218,361
Stock compensation	6,418
Deferred tax assets, gross	46,080,518
Valuation allowance	-
Total deferred tax assets, net of valuation allowance	46,080,518
Deferred tax liabilities	-
Total net deferred tax asset	$46,080,518

The Company's sole material asset is its investment in OpCo, which is treated as a partnership for U.S. income tax purposes and for purposes of certain jurisdictional income taxes. OpCo's net taxable income and any related tax credits are passed through to its partners and are included in the partners' tax returns, even though such net taxable income or tax credits may not have actually been distributed. While the Company consolidates OpCo for financial reporting purposes, the Company will be taxed on its share of earnings of OpCo not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on allocable earnings of OpCo. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company's effective tax rate differs materially from the statutory rate. The primary factor impacting the effective tax rate is income attributable to noncontrolling interests that is not subject to corporate income tax.

At December 31, 2025, the Company has a net tax loss, credit, and other carry forwards for income tax purposes of approximately $16.3 million. Of these net tax losses all may be carried forward indefinitely.

At December 31, 2025 and 2024, there were no uncertain tax positions.

The Company has net operating loss (“NOL”) carryforwards were generated from domestic operations within the period December 10, 2025 through December 31, 2025. The federal NOLs will carryover indefinitely. The state NOLs will expire between 2045 and 2040, however, due to planned corporate tax rate reductions in the state of North Carolina, the expected life of these NOLs is expected to be less than 4 years. The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, the Company did not record a valuation allowance as of December 31, 2025, as management believes it is more likely than not that the deferred tax asset will be realized.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local jurisdictions. The Company is not currently under examination and the initial tax year (2025) is subject to examination.

The Company recognizes interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of operations. Accrued interest and penalties are included within accounts payable or accrued expenses in the consolidated statements of balance sheets. The Company had no amount of interest and penalties payable as of December 31, 2025.

All income taxes paid, net of refunds received, were attributable to the State of North Carolina in the years ended December 31, 2025, 2024 and 2023. No other jurisdiction represented 5% or more of total income taxes paid, net of refunds received.

Tax Receivable Agreement

In connection with the Initial Public Offering and Reorganization Transactions, PubCo entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Cardinal Civil Contracting Holdings LLC and the Continuing Equity Holders, which provides for the payment by PubCo to a Continuing Equity Holders of 85% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that PubCo actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of Cardinal Civil Contracting Holdings LLC’s assets resulting from (a) the purchase

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

of LLC interests from such Continuing Equity Holders, including with the net proceeds from the IPO and any subsequent offerings or (b) redemptions or exchanges by such Continuing Equity Holders of LLC interests for shares of Class A common stock or for cash, as applicable, and (ii) certain other tax benefits related to PubCo making payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are due within five (5) business days after delivery of the applicable schedule calculating the realized tax benefits and related payment amount, once such schedule becomes final in accordance with the Tax Receivable Agreement. The benefit schedule is required to be delivered within one hundred eighty (180) calendar days after the due date (including extensions) of the applicable annual federal income tax return for the relevant taxable year, and payments are based on the actual tax savings realized by PubCo. Substantially all payments due under the Tax Receivable Agreement are payable over fifteen years following the purchase of LLC interests from Continuing Equity Holders or redemption or exchanges by Continuing Equity Holder of LLC interests. The Company will account for the income tax effects resulting from taxable redemptions or exchanges of LLC interests by Continuing Equity Holder owners for shares of Class A common stock or cash, as the case may be, and purchases by PubCo of LLC interests from Continuing Equity Holders owners by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of each redemption, exchange, or purchase, as the case may be. Further, PubCo evaluates the likelihood that it will realize the benefit represented by the deferred tax asset, and, to the extent that the PubCo estimates that it is more likely than not that it will not realize the benefit, it reduces the carrying amount of the deferred tax asset with a valuation allowance. The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact PubCo's actual tax savings realized, will be reflected in income before taxes on the consolidated statements of operations in the period in which the change occurs.

As of December 31, 2025, the tax receivable agreement liability on the consolidated balance sheet totaled $39,423,529. However, if all of the Pre-IPO Common Unitholders were to exchange or sell us all of their Common Units, we would recognize a deferred tax asset of approximately $212,310,533 and a liability under the Tax Receivable Agreement of approximately $180,463,953, assuming: (i) all exchanges or purchases occurred on the same day; (ii) the unit price of $24.18 per share; (iii) a constant corporate tax rate of 22.78% (iv) that we will have sufficient taxable income to fully utilize the tax benefits; and (v) no material changes in tax law. These amounts are estimates and have been prepared for illustrative purposes only. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the exchanges, the price per share of our Class A common stock at the time of the exchange, and the tax rates then in effect.

16. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Cardinal Infrastructure Group Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed by adjusting the net income available to Cardinal Infrastructure Group Inc. and the weighted average shares outstanding to give effect to potentially dilutive securities. Shares of Class B common stock are not entitled to receive any distributions or dividends and are therefore excluded from this presentation since they are not participating securities.

As a result of the acquisition, all continuing equity holders were exchanged for Class B non-participating securities. All earnings prior to December 10, 2025, the date of the IPO, were entirely allocable to the non-controlling interests and LLC owners, as a result, earnings per share information is not applicable for reporting periods prior to this date. Consequently, only earnings per share for net income for periods subsequent to December 9, 2025 are presented.

Basic and diluted earnings per share of common stock have been computed as follows:

For the period from December 10, 2025 to December 31, 2025
Numerator:
Net income attributable to Cardinal Infrastructure Group Inc., Basic and Diluted	$863,593

Denominator:
Weighted average shares of common stock outstanding, Basic	14,787,094
Dilutive effects of:
Unvested RSUs	22,114
Weighted average shares of common stock outstanding, Diluted	14,809,208

Basic earnings per share	$0.06
Diluted earnings per share	$0.06

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

The dilutive impact of 23,387,813 LLC interests that are exchangeable for Class A common stock is not included in the calculation of diluted earnings per share as the effect would be anti-dilutive.

17. Commitments and Contingencies

The Company is involved in litigation in the normal course of business and does not anticipate that such matters will ultimately have a material effect on its consolidated financial position or the results of its operations.

The Company is required to pay an monthly management fee of $18,272 in connection with equipment, subject to annual adjustments of 2% from January 2026 through June 2028.

18. Related Party Transactions

During the year ended December 31, 2025, 2024, and 2023 the Company engaged in transactions with Envision Homes ("Envision"), which is a related party due to common control under a Company equity holder. The Company subleased part of the office spaces to Envision on a month-to-month basis for $3,178 per month for the year ended December 31, 2025, and $4,087 per month for the years ended December 31, 2024 and 2023. The Company recognized $38,141, $49,044, and $49,044 of sublease income for the year ended December 31, 2025, 2024, and 2023, respectively. Additionally, the Company recognized revenue of $-, $4,792, and $118,886 for the years ended December 31, 2025, 2024, and 2023, respectively. There were no outstanding balances due from Envision as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively. All transactions with Envision were conducted in the normal course of business and on terms equivalent to those that prevail in arm's length transactions.

During the year ended December 31, 2025, 2024, and 2023, the Company engaged in transactions with Wellfield Development ("Wellfield"), which is a related party due to common control under a Company equity holder. The Company recognized revenue of $(5,275), $37,425, and $878,313 for the work performed for Wellfield for the years ended December 31, 2025, 2024, and 2023, respectively. The outstanding balances due from Wellfield as of December 31, 2025, 2024, and 2023 are $-, $14,422, and $822,244 respectively, which are included on the accompanying consolidated balance sheets as accounts receivable, net. All transactions with Wellfield were conducted in the normal course of business and on terms equivalent to those that prevail in arm's length transactions.

During the year ended December 31, 2025, 2024, 2023, the Company engaged in transactions with Park Towns ("Park"), which is a related party due to common control under a Company equity holder. The Company recognized revenue of $125,100, $1,753,964, and $144,163 for the work performed for Park for the years ended December 31, 2025, 2024, and 2023, respectively. The outstanding balances due from Park as of December 31, 2025, December 31, 2024, and December 31, 2023 are $25,828, $80,135, and $33,950 respectively, which are included on the accompanying consolidated balance sheet as accounts receivable, net. All transactions with Park were conducted in the normal course of business and on terms equivalent to those that prevail in arm's length transactions.

During the year ended December 31, 2025, 2024, and 2023 the Company engaged in transactions with the previously consolidated VIE, CCCRE Holdings ("CCCRE"), which is a related party entity owned by Erik West, the Chief Operating Officer of Cardinal NC, Mike Rowe, our Chief Financial Officer, and Jeremy Spivey, our Chief Executive Officer, and the mother of Mr. Spivey. The Company recognized $88,306, $62,704, and $62,704 of previously eliminated lease expense for the years ended December 31, 2025, 2024, and 2023, respectively related to a leased office warehouse and equipment yard. Lease terms are $6,367 per month with annual increases of 5% through September 2031. We entered into two new leases with CCCRE in September 2025 for the purposes of operating a commercial construction company office, warehouse and equipment yard. We expect to pay CCCRE $120,000 and $1,140,000 per year under the leases. Payments began on December 1, 2025 for the first lease and will begin on January 1, 2026 for the second lease. In October 2025, CCCRE paid the Company $1,263,667 relating to the repayment in full of an outstanding receivable. There was no outstanding balance due from CCCRE as of December 31, 2025.

In September 2025, the Company entered into a new lease with King Road, LLC ("King Road"), which is a related party due to common control under a Company equity holder. The Company recognized lease expense of $10,000 for the year ended December 31, 2025 related to leased land for purposes of operating an equipment yard. We expect to pay King Road $10,000

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

per month through December 2030. Management believes the terms of the lease are consistent with market rates and comparable to those that could have been obtained from an unrelated third party.

In connection with the IPO, Cardinal Infrastructure Group Inc. utilized some of the net proceeds from the IPO to redeem 7,500,000 OpCo units for $157,500,000 from the group of Continuing Equity Holders, which includes Erik West, the Chief Operating Officer of Cardinal NC, Mike Rowe, our Chief Financial Officer, and Jeremy Spivey, our Chief Executive Officer. Additionally we entered into a Tax Receivable Agreement (“TRA”) with the Continuing Equity Holders. The TRA provides for payments by the Company. to the Continuing Equity Holders equal to 85% of certain tax benefits that the Company realizes, or is deemed to realize, as a result of increases in tax basis arising from exchanges of LLC Units for Class A Common Stock (or cash) and from certain other tax benefits related to payments made under the TRA. The Company retains the benefit of the remaining 15% of such tax benefits. The TRA liability is recognized when the related tax benefits are realized upon exchanges of LLC Units. As of December 31, 2025, the tax receivable agreement liability on the consolidated balance sheet totaled $39,423,529. Refer to Note 15. Income Taxes and Tax Receivable Agreement for further details.

19. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Interest Swap

In January 2026, Cardinal Civil Contracting, LLC executed an interest rate swap agreement with Truist Bank with an initial notional amount of $60.0 million, amortizing through October 1, 2030. Under the terms of the agreement, the Company pays a fixed rate of 3.80% and receives a variable rate based on CME 1‑month Term SOFR. The effects of the swap are not reflected in the consolidated financial statements as of and for the year ended December 31, 2025.

Acquisition of ALGC

On February 18, 2026, the Company acquired all of the equity interests in A.L. Grading Contractors, LLC (“ALGC”) in exchange for aggregate consideration of $245.5 million consisting of (i) $129.0 million in cash (as may be adjusted pursuant to the terms and conditions set forth in the Purchase Agreement); (ii) 4,186,062 limited liability company units (the “Common Units”) of the Purchaser (including an equal number of shares of the Company’s Class B common stock, $0.0001 par value per share (the “Class B Common Stock”)), valued at $108.0 million based on the volume weighted average price of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) over the ten trading days ended February 13, 2026 and (iii) 345,680 shares of Class A common stock, $0.0001 par value per share (the “Class A Common Stock”) which were issued to employees of, and service providers to, ALGC at the direction of the seller. The cash portion of the Acquisition was funded through a combination of cash on hand and borrowings under the Purchaser’s credit facility. The equity issued to the seller and the Class A Common Stock issued at the direction of the seller are subject to lock-up agreements for 180 days. ALGC is engaged in the business of providing infrastructure services to residential, industrial and commercial projects in the greater Atlanta, Georgia area.

The acquisition has been accounted for as a business combination under ASC 805, and the Company is in the process of completing the purchase price allocation. Provisional values will be disclosed in the Company’s quarterly financial statements for the quarter ending March 31, 2026.

February 2026 Credit Facility Amendment

On February 18, 2026, Cardinal Civil Contracting, LLC, and the other guarantors party thereto, the lenders party thereto and Truist Bank (“Truist Bank”), as administrative agent, issuing bank and swingline lender, entered into a first amendment to the credit agreement (the “First Amendment”), which amends the October 2025 Credit Facility, by and among Cardinal Civil Contracting, LLC, Purchaser, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Truist Bank. Cardinal Infrastructure Group Inc. is not a party to the First Amendment or the October 2025 Credit Agreement.

The First Amendment, among other things, increases the term loan facility under the October 2025 Credit Agreement

Cardinal Infrastructure Group Inc.

Notes To Consolidated Financial Statements

from $120.0 million in aggregate principal amount to $200.0 million in aggregate principal amount. A portion of the proceeds of the incremental term loans made pursuant to the First Amendment was used to pay the cash portion of the Acquisition purchase price. Except as modified by the First Amendment, the terms and conditions in the October 2025 Credit Agreement remain the same.

Related Party Transactions

As referenced within Note 18. Related Party Transactions, we entered into two new leases with CCCRE in September 2025. The second lease with payment of $1,140,000 per year commenced January 1, 2026.

In connection with the acquisition of ALGC, ALGC has entered into leases with respect to two facilities owned by companies owned and controlled by Anthony Wood and Benjamin Wood. Each of the leases has a fifteen year initial term, subject to early termination under specified circumstances, and ALGC has three (3) options to extend the term for a period of five (5) years each time. The leases provide for aggregate annual payments of $600,000 for the initial year increasing by 3% each year. ALGC also pays the property taxes for use of the facilities.

Leased Premises

Subsequent to December 31, 2025, the Company entered into one operating lease agreements and extended the terms of one existing operating lease agreements for office space in North Carolina, with terms ranging from 23 to 65 months. Total commitments under the new agreements are approximately $5,565,656, payable over the terms of the related agreements.