Form 10-Q
period 2026-03-31
Cardinal Infrastructure Group Inc.
filed 2026-05-13
CIK 2079999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-43004

Cardinal Infrastructure Group Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	39-3180206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 E. Six Forks Road, #300 Raleigh, North Carolina	27609
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 324-1964

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 Par Value	CDNL	The Nasdaq Stock Market LLC

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

As of May 8, 2026, the number of shares of Registrant’s Class A Common Stock outstanding was 15,292,984 and the number of shares of Registrant’s Class B Common Stock outstanding was 27,573,875.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cardinal Infrastructure Group Inc.

Condensed Consolidated Balance Sheets

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$43,982,867	$97,149,425
Accounts receivable, net	96,631,099	61,282,268
Contract assets	85,238,241	54,894,260
Prepaid expenses	1,686,826	1,892,615
Other assets	540,049	432,584
Total current assets	228,079,082	215,651,152
Property and equipment, net	125,541,991	84,901,602
Operating lease right-of-use assets	20,438,873	8,929,742
Goodwill	128,619,937	23,510,649
Intangible assets, net	109,046,343	15,513,692
Deferred tax assets	45,095,262	46,080,518
Other non-current assets	430,427	—
Total assets	$657,251,915	$394,587,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$10,129,136	$6,128,674
Current portion of finance lease liabilities	3,487,722	3,349,359
Current portion of operating lease liabilities	5,455,264	3,814,686
Accounts payable	94,734,950	60,600,099
Accrued expenses	8,172,033	2,956,314
Deferred consideration payable	200,001	3,966,618
Contract liabilities	9,669,372	10,831,564
Other current liabilities	22,178	—
Total current liabilities	131,870,656	91,647,314
Notes payable, less current portion, net of unamortized debt issuance costs	185,898,921	113,152,864
Finance lease liabilities, less current portion	4,993,315	4,974,309
Operating lease liabilities, less current portion	17,255,749	5,851,516
Tax receivable agreement liability	39,423,529	39,423,529
Contingent consideration	15,254,000	—
Other non-current liabilities	554,159	—
Total liabilities	395,250,329	255,049,532
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31 2025	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 15,292,984 and 14,947,318 shares issued and outstanding as of March 31, 2026 and December 31 2025, respectively	1,530	1,495
Class B common stock, $0.0001 par value, 500,000,000 shares authorized; 27,573,875 and 23,387,813 shares issued and outstanding as of March 31, 2026 and December 31 2025, respectively	2,757	2,339
Additional paid-in capital	66,275,188	57,593,814
Retained earnings	4,282,031	863,593
Accumulated other comprehensive loss	(151,904)	—
Noncontrolling interests	191,591,984	81,076,582
Total stockholders' equity	262,001,586	139,537,823
Total liabilities and stockholders' equity	$657,251,915	$394,587,355

Cardinal Infrastructure Group Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2026	2025
Revenues	$167,508,716	$81,801,265
Cost of revenues, excluding depreciation and amortization	133,319,083	65,277,978
General and administrative	10,142,131	2,125,970
Depreciation expense	5,702,410	5,071,341
Amortization expense	3,567,348	1,527,500
(Gain) on disposal of property and equipment	(2,397)	(110,945)
Income from operations	14,780,141	7,909,421

Other expense:
Interest expense, net	(2,245,876)	(1,026,276)
Other expense, net	—	(241,400)
Total other expense, net	(2,245,876)	(1,267,676)
Net income before taxes	12,534,265	6,641,745
Income tax expense	(1,053,229)	—
Net income	11,481,036	6,641,745
Less: Net income attributable to noncontrolling interests	8,062,598	1,164,764
Net income attributable to Cardinal Infrastructure Group Inc.	$3,418,438	$5,476,981
Earnings per share(1):
Basic	$0.23
Diluted	$0.23
Weighted average shares of Class A common stock outstanding(1):
Basic	15,104,788
Diluted	15,126,679

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the recapitalization transactions and IPO (see Note 14)

Cardinal Infrastructure Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2026	2025
Net income	$11,481,036	$6,641,745
Other comprehensive income (loss), net of tax:
Unrealized cash flow hedge (loss)	(526,177)	—
Realized cash flow hedge loss reclassified to net income	17,813	—
Other comprehensive (loss)	(508,364)	—
Comprehensive income	10,972,672	6,641,745
Less: comprehensive income attributable to noncontrolling interests	(7,706,138)	(1,164,764)
Comprehensive income attributable to Cardinal Infrastructure Group Inc.	$3,266,534	$5,476,981

Cardinal Infrastructure Group Inc.

Condensed Consolidated Statements of Changes in Stockholders'/Members' Equity (Unaudited)

Three Months Ended March 31, 2026 and 2025

		Class A Common Stock		Class B Common Stock
	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2024	$11,757,715	—	$—	—	$—	$—	$—	$—	$11,596,261	$23,353,976
Net income	5,476,981								1,164,764	6,641,745
Member distributions	(2,640,321)								(157,615)	(2,797,936)
Rollover equity issued in business combinations	—								2,800,000	2,800,000
Balance, March 31, 2025	$14,594,375	—	$—	—	$—	$—	$—	$—	$15,403,410	$29,997,785

Balance, December 31, 2025	$—	14,947,318	$1,495	23,387,813	$2,339	$57,593,814	$863,593	$—	$81,076,582	$139,537,823
Net income		—	—	—	—	—	3,418,438	—	8,062,598	11,481,036
Unrealized cash flow hedge losses, net of tax benefit of $45,795		—	—	—	—	—	—	(158,259)	(367,918)	(526,177)
Realized cash flow hedge losses reclassified to net income		—	—	—	—	—	—	6,355	11,458	17,813
Restricted stock awards, net		—	—	—	—	191,852	—	—	—	191,852
Class A stock awards issued in consideration for ALGC Acquisition		345,666	35	—	—	8,489,522	—	—	—	8,489,557
Class B equity issued in consideration for ALGC Acquisition		—	—	4,186,062	418	—	—	—	102,809,264	102,809,682
Balance, March 31, 2026	$—	15,292,984	$1,530	27,573,875	$2,757	$66,275,188	$4,282,031	$(151,904)	$191,591,984	$262,001,586

Cardinal Infrastructure Group Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$11,481,036	$6,641,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,702,410	5,071,341
Amortization of debt issuance costs	130,328	—
Amortization of other intangible assets	3,567,348	1,527,500
(Gain) on disposal of property and equipment	(2,397)	(110,945)
Noncash stock compensation	191,852	—
(Earnings) from investments in unconsolidated affiliates	—	(47,204)
Provision for deferred income taxes	1,031,051	—
Changes in operating assets and liabilities:
Accounts receivable, net	(18,417,868)	3,429,615
Contract assets	(19,716,683)	(1,273,858)
Prepaid expenses	642,344	(201,690)
Other assets	249,389	(1,596,519)
Accounts payable	22,586,565	789,417
Accrued expenses	3,902,484	(517,531)
Contract liabilities	(2,053,018)	(1,619,189)
Other liabilities	22,178	—
Net cash provided by operating activities	9,317,019	12,092,682

Cash flows from investing activities:
Proceeds from the sale of property and equipment	56,214	144,011
Purchases of property and equipment	(9,317,980)	(10,372,126)
Acquisitions, net of cash acquired	(125,532,857)	(13,992,969)
Net cash used in investing activities	(134,794,623)	(24,221,084)

Cash flows from financing activities:
Proceeds from notes payable	80,000,000	21,736,705
Principal payments on notes payable	(2,545,308)	(4,280,528)
Payment of debt issuance costs	(838,501)	—
Principal payments on finance lease obligations	(538,528)	(599,006)
Payments of deferred consideration	(3,766,617)	—
Member distributions	—	(2,865,337)
Net cash provided by financing activities	72,311,046	13,991,834
Net change in cash	(53,166,558)	1,863,432
Cash
Beginning of period	97,149,425	20,917,108
End of period	$43,982,867	$22,780,540

Supplemental non-cash investing and financing activities:
Purchases of property and equipment acquired through acquisitions	$36,382,739	$5,080,000
Purchases of property and equipment financed with finance leases	547,954	723,438
Right-of-use assets recognized with operating leases	11,767,913	1,495,491
Unfavorable lease fair value adjustment recognized on acquisition	1,380,000	—
(Decrease) in accrued and unpaid member distributions	—	(67,401)
Increase in deferred acquisition consideration payable	—	937,500
Unrealized cash flow hedge losses	(526,177)	—
Class A stock awards issued as consideration for acquisition	8,489,557	—
Class B equity and LLC units issued as consideration for acquisition	102,809,682	—

	Three months ended March 31,
	2026	2025
Fair value of contingent consideration liabilities - Tax Benefit Agreement and Tax Receivable Agreement	15,254,000	—
Rollover equity issued as consideration for acquisitions	—	2,800,000

Cardinal Infrastructure Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Reorganization Transactions

Prior to the IPO, all of the Company’s business was conducted through Cardinal NC. In connection with the IPO, the Company completed a series of organizational transactions (the “Reorganization Transactions”) to reorganize its corporate structure. The IPO and the Reorganization Transactions are collectively referred to herein as the “Transactions.” The Reorganization Transactions consisted of two discrete transactions, the “September 2025 Reorganization” and the “IPO Reorganization,” which are each described below.

September 2025 Reorganization

Effective September 30, 2025, the Company completed the first step of the Reorganization Transactions (the “September 2025 Reorganization”). The Company merged newly formed merger subsidiaries of Cardinal NC with and into each of Cardinal NC’s non-wholly owned subsidiaries so that the minority equity holders of such non-wholly owned subsidiaries became equity holders of Cardinal and such non-wholly owned subsidiaries became wholly owned subsidiaries of Cardinal NC. Subsequently, a newly formed merger subsidiary of Cardinal was merged with and into Cardinal NC so that the members of Cardinal NC became members of Cardinal and Cardinal NC became a wholly owned subsidiary of Cardinal.

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

In the accompanying condensed consolidated statements of changes in stockholders'/members' equity, the IPO Reorganization is reflected as: (i) the conversion of members’ equity to the recapitalized equity structure of Cardinal Infrastructure Group Inc. (Class A Common Stock, Class B Common Stock, and additional paid-in capital), (ii) the receipt of net IPO proceeds in exchange for newly issued LLC units, (iii) the recognition of noncontrolling interests representing the Continuing Equity Holders’ 61.0% economic interest in Cardinal, and (iv) the establishment of Cardinal Infrastructure Group Inc. as a reporting entity with the accompanying reclassification of the predecessor equity accounts.

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

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited interim condensed consolidated financial statements include the results of the Company and its wholly owned or controlled subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are necessary for the fair presentation of the financial condition, and results of operations for the interim periods presented.

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. Due to the seasonality of the Company's businesses, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

2. Significant Accounting Policies

Loss Provisions

The Company evaluates its contracts monthly for potential losses, which considers job performance, site conditions, estimated profitability, and associated claims and change orders. If total estimated costs exceed total expected revenue, the Company records a provision for the full estimated loss in the period the loss is determined. As of March 31, 2026 and December 31, 2025, the Company held an allowance for loss contracts of $20,961 and $135,647 respectively. These provisions are recorded to “Cost of revenues” on the consolidated statements of operations and “Contract liabilities” on the consolidated balance sheets.

Cash

The Company occasionally maintains deposits in excess of federally insured limits. These are identified as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 for all accounts held at a single institution. As of March 31, 2026, and December 31, 2025, the Company had not experienced any losses on these accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Accounts Receivable, Net

Accounts receivable primarily consist of trade receivables due from customers and are stated at the invoiced amount less an allowance for credit losses. Collectability is evaluated using a combination of factors, including past due status based on contractual terms, trends in write-offs and the age of the receivable. Specific events, such as bankruptcies, are also considered when applicable. Adjustments to the reserve for credit losses are made when necessary based on the results of analysis, the aging of receivables and historical and industry trends. The Company periodically evaluates the impact of observable external factors on the collectability of the accounts receivable to determine if adjustments to the reserve for credit losses should be made based on current conditions or reasonable and supportable forecasts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible. Credit related reserves are not material. At March 31, 2026, and December 31, 2025, the Company's allowance for estimated expected credit losses was zero. The opening balance of Accounts receivable, net at January 1, 2025 was $38,304,817.

Change in Accounting Estimate - Property and Equipment Depreciation Method

During the first quarter of 2026, the Company completed a review of its accounting policy for property and equipment depreciated on an accelerated basis. As a result of this review, the Company changed its accounting method for property and equipment from the accelerated basis of depreciation to the straight-line method of depreciation, effective as of January 1, 2026. The Company believes the change from the accelerated method to the straight-line method of depreciation is preferable under U.S. GAAP as it will result in an estimate of depreciation expense which more accurately reflects the pattern of usage and the expected benefits of such assets. Additionally, the change to the straight-line method of depreciation is consistent with the depreciation method applied by other companies within the Company's industry, and improves the comparability of our results to our competitors. Our change in the method of depreciation is considered a change in accounting estimate effected by a change in accounting principle and has been applied prospectively.

The effect of the change on the three months ended March 31, 2026 was a decrease in depreciation expense of approximately $581,223 and a corresponding increase in income before income taxes of approximately $581,223, compared to what would have been reported under the accelerated method. The effect on net income and earnings per diluted share was approximately $459,166 and $0.03 for the three months ended March 31, 2026. The fixed assets will be depreciated over their estimated remaining useful lives as follows:

Asset Group	Useful Lives
Office equipment and computers	3-5 years
Vehicles and trailers	5 years
Machinery and equipment	5-7 years
Leasehold improvements	15 years

Segment Information

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM manages the business activities on a consolidated basis and as such the Company determined it is a single reportable segment. Except for to the acquisition of ALGC which performs construction projects within Georgia, the Company derives revenue in the United States of America from construction projects based in North Carolina and South Carolina in 2026.

The CODM primarily assesses performance for the Company and decides how to allocate resources based on net income. Net income is reported on the condensed consolidated statements of operations. Performance is continuously monitored at the consolidated level and as necessary at the project contract level to timely identify deviations from the expected results. Resource allocation is based on the CODM and Company management's estimates of growth to expand backlog and to increase production capacity to ensure timely execution of committed sales contracts. The significant expenses reviewed by the CODM, which are used to assess performance of the Company, are not disaggregated at a level lower than the captions disclosed within the condensed consolidated statements of operations.

The CODM also uses net income and related profit margins in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the Company and in establishing management’s compensation.

The measure of segment assets is reported to the CODM on the balance sheet as total consolidated assets, with the same captions as the condensed consolidated balance sheets. All of the Company's long-lived assets are based in its home country, the United States of America.

For the three months ended March 31, 2026 and 2025, the Company recognized revenue from Customer A that comprised 13% and 11%, respectively, of consolidated Company revenue, and the Company's revenue with that customer was comprised of multiple projects with work performed throughout the year.

Fair Value Measurements

The Company determines fair value based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, as determined by either the principal market or the most advantageous market in which it transacts. The Company applies fair value accounting for all the financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

As of March 31, 2026, March 31, 2025, and December 31, 2025, the carrying value of cash, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. The fair value of notes payable approximates its carrying value as the stated interest rate reflects recent market conditions for similar instruments. Certain assets, including goodwill and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review.

As discussed in Note 3, the Company’s February 2026 Acquisition of ALGC resulted in the recognition of certain assets measured at fair value in accordance with ASC 820. Property, plant and equipment were valued using Level 2 inputs under the fair value hierarchy, based on observable market data for similar assets with adjustments for condition and location. The backlog intangible asset was valued using Level 3 inputs, which incorporate significant unobservable assumptions developed by management. Contingent Consideration was valued utilizing Level 3 inputs, which incorporate significant unobservable assumptions developed by management. The valuation techniques, key assumptions, and sensitivity analyses for Level 3 measurements are described in Note 3. The fair value of cash flow hedges are valued utilizing Level 2 inputs, which incorporate observable market inputs, including the SOFR forward curve. The valuation techniques, key assumptions, for Level 2 measurements are described in Note 7.

Derivatives

Derivative Financial Instruments The Company may enter into interest rate derivatives to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. The Company recognizes derivative financial instruments at fair value and presents them within other assets and liabilities in the condensed consolidated balance sheets. Gains and losses from derivatives that are neither designated nor qualify as hedging instruments are recognized within the change in fair value of derivatives and other caption in the condensed consolidated statements of comprehensive income. For derivatives that qualify as cash flow hedges, the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. Refer to Note 7 'Notes Payable & Credit Facility' for further information.

Cash flows for derivative financial instruments are classified as cash flows from operating activities within the condensed consolidated statements of cash flows, unless there is an other-than-insignificant financing element present at inception of the derivative financial instrument. For derivatives with an other-than-insignificant financing element at inception due to off-market terms, cash flows are classified as cash flows from investing or financing activities within the condensed consolidated statements of cash flows depending on the derivative's off-market nature at inception.

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

The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments in accordance with ASC 718, Compensation - Stock Compensation. Equity‑classified awards are measured at grant‑date fair value and recognized as compensation expense over the requisite service period. Liability‑classified awards, if any, are remeasured at fair value at each reporting date until settlement. Compensation expense is recorded within General and administrative expenses in the condensed consolidated statements of operations

PIUs in CCC and certain subsidiaries have been granted to certain employees of the Company. As the requirement to remain employed for the necessary service period and the performance vesting criteria are based on the performance of the Company, the Company has pushed down the related compensation expense. In accounting for stock-based compensation awards, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation expense for time-vesting awards is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period and will be accelerated upon a change in control. For compensation expense for awards with performance vesting criteria, no compensation expense has been recognized as the vesting criteria is not viewed as probable.

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

Effective upon the IPO, the Company granted RSUs to members of its Board of Directors as part of annual director compensation, with vesting terms that vary by award. In connection with the IPO, non-employee directors received two grants in lieu of a pro-rated annual cash retainer: one that vested on December 31, 2025, and one that vests on December 31, 2026. In addition, RSUs granted in lieu of the 2026 annual cash retainers vest in equal quarterly installments through December 31, 2026. These awards are accounted for under ASC 718 using the same grant‑date fair value measurement and recognition principles as employee awards. For awards with graded-vesting features and only service conditions the Company attribute expenses using the straight-line method.

The Company has elected to account for forfeitures as they occur for all its equity-based awards and therefore does not estimate expected forfeitures when measuring stock‑based compensation expense.

Grant‑date fair value for RSUs is based on the market price of the Company’s Class A common stock on the date of grant. Grant‑date fair value for PIUs and other legacy awards is determined using valuation techniques as described within Note 11.

Class A Common Stock issued as consideration in a business combination is valued at the closing share price on the acquisition date. Shares issued at the direction of selling shareholders to settle existing arrangements with the recipients are treated as consideration transferred rather than post-combination compensation expense. Refer to Note 3 and Note 11.

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

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) for a description of other accounting principles upon which basis the accompanying condensed consolidated financial statements were prepared.

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025‑05 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient for measuring expected credit losses on certain short‑term receivables and contract assets when credit losses are expected to be insignificant. The amendments are intended to simplify application of Topic 326 for entities with immaterial credit risk exposure on these balances. ASU 2025‑05 is effective for fiscal years, including interim periods, beginning after December 15, 2025. Early adoption is permitted. There is no material impact on the condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC’s regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited and is not expected to have a material impact on our condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 as an update to ASC Topic 220-40, which will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 was issued to improve the disclosures about a public business entity's expenses and address request from investors for more disaggregated disclosures about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions (such as general and administrative expenses). In January 2025, the FASB issued ASU 2025‑01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” to clarify the effective date provisions of ASU 2024‑03 related to expense disaggregation disclosures. The Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025‑04 “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”, which clarifies the accounting for share‑based consideration payable to a customer, including classification and measurement guidance, to reduce diversity in practice. The amendments are effective for fiscal years, including interim periods, beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of adopting ASU 2025‑04 on its condensed consolidated financial statements but does not expect a material impact.

In November 2025, the FASB issued ASU 2025‑09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements". The amendments provide targeted improvements intended to better align hedge accounting with entities’ risk‑management activities, including expanded eligibility for grouping forecasted transactions with similar risk exposures, clarified guidance for hedging forecasted interest payments on choose‑your‑rate variable‑rate debt, expanded component hedging for nonfinancial items, conditions under which a net written option may qualify as a hedging instrument, and the ability to designate foreign‑currency‑denominated debt simultaneously as both a hedging instrument and a hedged item. ASU 2025‑09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025‑09 on its condensed consolidated financial statements and related disclosures.

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

3. Business Combinations

During the year ended December 31, 2025, the Company completed acquisitions of Purcell Construction, Inc. (“Purcell”) on January 3, 2025, Page & Associates, Inc. (“Page”) on May 30, 2025, and Red Clay Industries, Inc. (“Red Clay”) on October 1, 2025. Refer to Note 3 'Business Combinations' of the Company's 2025 Form 10-K for further information.

Acquisition of ALGC

On February 18, 2026 (the "Acquisition Date"), Cardinal acquired 100% of the membership interests of A.L. Grading Contractors, LLC, a Georgia limited liability company ("ALGC"), pursuant to a Membership Interests Purchase and Contribution Agreement (the "MIPA") among the the Company, Cardinal ("Purchaser"), Diamond Interests Group LLC ("Seller"), and the Anthony L. Wood, Jr. (“Anthony Wood”) and Benjamin A. Wood (“Benjamin Wood” and, together with Anthony Wood, the “Seller Owners”). The acquisition was structured as a purchase of membership interests for legal purposes; however, in accordance with the intended tax treatment provisions of the MIPA and as a result of a pre-closing Q-Sub election and entity conversion, the transaction is treated as a taxable asset acquisition for U.S. federal income tax purposes under Section 1001 of the Code, resulting in a step-up in the tax basis of ALGC's assets at closing. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. ALGC is engaged in the business of construction grading and installation of underground utilities throughout Georgia and this acquisition further expands the Company's geographic footprint.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the ALGC Acquisition Date.

Total purchase consideration was as follows:

Purchase Consideration
Cash	$115,361,840
Liabilities assumed and paid at closing	10,358,599
Net working capital adjustment escrow (Initial Payment Escrow)	2,400,000
Rollover equity	102,809,683
Cardinal Group Class A common stock bonus grants	8,489,557
Contingent Consideration - Tax Receivable and Benefit Agreements	15,254,000
Estimated net working capital adjustment payable	(8,000)
Total consideration	$254,665,679

The cash portion of the consideration was funded primarily through borrowings under the Company’s Credit Facility discussed in Note 7. In addition to the cash consideration, a significant portion of the purchase price was comprised of rollover equity issued to the sellers, as further described in Note 10. The ALGC purchase price allocation is as follows:

Preliminary Purchase Price Allocation
Cash	$2,587,582
Accounts receivable	16,930,962
Contract assets	10,627,298
Prepaid expenses	436,555
Other assets current	199,097
Other long term assets	426,506
Property, plant and equipment	36,382,739
Operating lease right-of-use assets	4,798,645
Intangible assets:
Customer relationships	67,900,000
Backlog	18,700,000
Non-compete agreements	1,200,000
Trade name	9,300,000
Goodwill	105,109,288
Accounts payable	(11,548,286)
Accrued expenses	(1,313,235)
Contract liabilities	(890,826)
Current portion of operating lease liabilities	(85,148)
Operating lease liabilities, less current portion	(6,095,498)
Total net assets acquired	$254,665,679

The fair value of receivables acquired approximated their gross contractual amounts. The Company’s best estimate at the acquisition date of contractual cash flows not expected to be collected was zero, as the Company expects to collect all amounts due.

The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill. The goodwill recognized is attributable to qualitative factors such as anticipated cost synergies and future growth in the combined business, as well as the value of the acquired assembled workforce.

For income tax purposes, the acquisition was structured as a taxable purchase of a portion of the assets of ALGC, combined with a tax-deferred contribution of equity by the sellers. Consequently, a portion of the goodwill recognized is expected to be deductible for tax purposes. The Company is currently evaluating the fair value of the assets acquired for tax purposes and has not yet finalized the specific amount of tax-deductible goodwill. Any adjustments resulting from the finalization of the tax basis will be reflected as measurement period adjustments.

The tax benefits associated with such deductions will primarily accrue to the holders of OpCo LLC units, including noncontrolling interest holders.

As part of the acquisition transaction, the Company entered into two separate 15‑year lease agreements with an entity under common control with the seller to lease the existing operating and office facilities of ALGC. The contractual lease payments under these agreements exceeded market rates at the acquisition date. As a result, the Company recorded an unfavorable lease fair value adjustment of $1,380,000, which was recognized as a reduction to the operating lease right‑of‑use asset as of the acquisition date.

ALGC Condensed Consolidated Statements of Cash Flows Reconciliation

The following table reconciles the net consideration paid for the acquisition of ALGC to the amounts presented in the condensed consolidated statements of cash flows.

ALGC cash consideration paid	$117,761,840
ALGC liabilities assumed and paid at closing	10,358,599
Less cash acquired	(2,587,582)
Cash consideration paid for acquisitions	$125,532,857

ALGC Pro Forma Information (Unaudited)

The following unaudited pro forma information presents the combined results of operations of the Company, with ALGC as if the acquisition had occurred on January 1, 2025. The unaudited pro forma results reflect adjustments for (i) depreciation and amortization of acquired tangible and intangible assets based on the preliminary fair value allocations, and (ii) the related income tax effects of these adjustments. The pro forma information is presented for informational purposes only and does not purport to represent what the actual results of operations would have been had the acquisition occurred on the date indicated, nor is it necessarily indicative of future results of operations.

	Unaudited Proforma for the Company and ALGC
	Three months ended March 31,
	2026	2025
Revenue	$200,073,121	$98,564,463
Net income, including noncontrolling interests	4,349,176	5,401,361

The Company's results include $17,136,319 of revenue and approximately $1,237,070 of net income attributable to ALGC for the period from February 18, 2026 (the ALGC Acquisition Date) through March 31, 2026, which are included in the Company’s condensed consolidated statements of operations for the quarter ended March 31, 2026. The 2026 income amount includes $1,630,696 of amortization expense of acquired backlog and other intangible assets.

Fair Value of ALGC Intangible Assets

The Company recognized identifiable intangible assets for customer relationships, contractual backlog related to non‑cancellable construction contracts in place as of the acquisition date, and the ALGC tradename. These assets are included in "Other intangible assets" on the condensed consolidated balance sheets, and each asset is considered a finite‑lived intangible asset.

The fair value of the identifiable intangible assets was determined using a Level 3 fair value measurement under ASC 820, Fair Value Measurement, as the valuation relied on significant unobservable inputs. Management determined that customer relationships represent the most significant identifiable intangible asset acquired, and accordingly, disclosures focus primarily on this asset.

Customer Relationships Asset

The Company valued customer relationships using the multi‑period excess earnings method, which estimates the present value of after‑tax cash flows attributable to existing customers after deducting contributory asset charges. Customer relationships were disaggregated into commercial, industrial, and residential components due to differences in customer behavior and risk characteristics. Commercial customer relationships were valued using an attrition rate of 16.5 percent and a discount rate of 19 percent. Industrial customer relationships were valued using an attrition rate of 20.5 percent and a discount rate of 19 percent. Residential customer relationships were valued using an attrition rate of 8.5 percent and a discount rate of 19 percent.

Other key assumptions included projected revenues and operating margins for each customer class and a tax amortization period of 15 years. Based on these assumptions, the resulting aggregate fair value of customer relationships was $67.9 million.

A hypothetical 200 basis point decrease or increase in the customer attrition rates applied consistently across the commercial, industrial, and residential customer relationship populations would, in the aggregate, result in an approximately $9.3 million increase or decrease in the fair value of customer relationships. In addition, a hypothetical 100 basis point decrease or increase in the discount rate applied uniformly across all customer relationship populations would, in the aggregate, result in an approximately $4.6 million increase or decrease in the fair value of customer relationships.

Tradename Asset

The Company valued the trade name using the relief‑from‑royalty method, which estimates the present value of after‑tax royalty payments that the Company would otherwise be required to pay to license the trade name from a third party. The trade name was valued using a pre‑tax royalty rate of 1.0 percent applied to projected revenue, a discount rate of 18 percent, and an estimated useful life of 10 years. Other key assumptions included projected revenue attributable to the trade name and a tax amortization period of 15 years. Based on these assumptions, the resulting fair value of the trade name was $9.3 million.

A hypothetical 10 basis point decrease or increase in the royalty rate would result in an approximately $0.9 million decrease or $1.0 million increase, respectively, in the fair value of the trade name. In addition, a hypothetical 100 basis point decrease or increase in the discount rate would result in an approximately $0.4 million increase or $0.3 million decrease, respectively, in the fair value of the trade name.

Intangible Asset Amortization

The ALGC intangibles assets will be amortized straight-line over their estimated useful lives of a weighted average of 11.6 years for the customer relationships (nine years for Commercial customers, eight years for Industrial customers, 13 years for Residential customers), 18 months for backlog, four years for non-compete agreements, and ten years for the tradename. Customer relationships, non-compete agreements, and tradename amortization is included in the Amortization expense caption of the condensed consolidated statement of income, while backlog amortization is included in the “Cost of revenues, excluding depreciation and amortization” caption.

Contingent Consideration (TRA and TBA)

Tax Receivable Agreement

In connection with its December 2025 initial public offering, PubCo entered into a Tax Receivable Agreement (the "TRA") dated December 9, 2025, among PubCo, Cardinal Civil Contracting Holdings LLC ("OpCo"), and the TRA Parties named therein. As part of the ALGC acquisition on February 18, 2026, Diamond Interests Group LLC and the Seller Owners became parties to the pre-existing TRA as Continuing Equity Holders upon the issuance of their 4,186,062 OpCo units (rollover equity). Under the TRA, PubCo is obligated to pay the Continuing Equity Holders 85% of the net cash tax savings that PubCo actually realizes from the tax basis step-up in OpCo's assets attributable to future exchanges of OpCo units for PubCo Class A common stock or cash, determined on a "with and without" methodology. Payments under the TRA are contingent upon (i) future exchanges of OpCo units actually occurring and (ii) PubCo generating sufficient taxable income to utilize the resulting tax attributes. The TRA includes provisions for early termination at PubCo's election (subject to independent director approval), change-of-control acceleration, and NOL carryforward mechanics capped at 80% of annual pretax income. Interest accrues on unpaid TRA payments at SOFR plus 100 basis points.

Tax Benefit Agreement

Concurrently with the ALGC acquisition on February 18, 2026, PubCo entered into a Tax Benefit Agreement (the "TBA") dated February 18, 2026, among PubCo, OpCo, and Diamond Interests Group LLC. Under the TBA, PubCo is obligated to pay 85% of the annual Cumulative Net Realized Tax Benefit (as defined in the TBA) arising from the basis step-up in ALGC's assets attributable to the portion of the acquisition treated as a taxable asset sale under IRC Section 1001. The Realized Tax Benefit (as defined in the TBA) is computed under a "with and without" method that assumes PubCo is allocated 80% of OpCo's amortization and depreciation deductions in respect of the Basis Adjustments as defined in the TBA. Unlike the TRA, TBA payments do not require future unit exchanges; rather, they depend on PubCo generating sufficient taxable income to utilize the amortization deductions, which arise over the applicable depreciable and amortizable lives of the stepped-up assets (including immediate expensing of fixed asset step-up under bonus depreciation and 15-year amortization of intangible assets under federal tax rules). Interest on unpaid TBA payments accrues at SOFR plus 100 basis points.

Fair Value Measurement and Recognition

Both the TRA and TBA represent contingent consideration in connection with the Acquisition, as the Purchase Consideration in the purchase agreement is explicitly stated to be increased by payments made to Seller Owners under or in respect of both agreements. Accordingly, the Company recognized the TRA and TBA obligations as contingent consideration at acquisition-date fair value.

The aggregate acquisition-date fair value of the TRA and TBA was $15.3 million ($8.2 million attributable to the TRA and $7.1 million attributable to the TBA), determined using a Monte Carlo simulation model with 100,000 trials. The key inputs to the model included: (i) management's projected pretax book income for fiscal years 2026 through 2030, extended through 2053 at a normalized long-term growth rate of 3.0%; (ii) book-to-tax adjustments to convert pretax book income to a tax basis, including immediate bonus depreciation of the fixed asset step-up and 15-year amortization of intangible assets; (iii) annual net operating loss carryforward mechanics capped at 80% of pretax income in any year; (iv) an 85% payment percentage applied to cumulative net realized tax benefits; and (v) an equity volatility assumption of 58.0%, derived from the observed 20-year average equity volatility of a group of guideline public companies and re-levered to reflect the Company’s capital structure, reflecting the equity-linked nature of the underlying cash flows. A metric risk premium was applied to adjust management's pretax income projections to a risk-neutral perspective, based on the Company’s cost of equity capital of 24.0% relative to the guideline public company median. This measurement is classified within Level 3 of the ASC 820 fair value hierarchy due to the use of significant unobservable inputs, including projected taxable income, future tax rates, and the timing of future OpCo unit exchanges.

A 200 basis point increase in the discount rate variable would decrease the combined value of the TRA and TBA by $790,000, while a 200 basis point decrease would increase the value by $780,000. A 500 basis point increase in the volatility variable would decrease the combined value of the TRA and TBA by $960,000, while a 500 basis point decrease would increase the value by $900,000.

The potential undiscounted payments under the TRA and TBA have no contractual maximum. The minimum potential payment under each agreement is $0, which would occur in scenarios where PubCo does not generate taxable income sufficient to utilize the relevant tax attributes or where no future exchanges of OpCo units occur under the TRA. The expected payment period runs through approximately 2041, reflecting the 15-year IRC Section 197 amortization period for intangible assets under the TBA and the assumed timing of future OpCo unit exchanges under the TRA. Subsequent changes in the fair value of these contingent consideration liabilities are recognized in earnings in the period of change.

Fair Value of Backlog

The Company recognized an identifiable intangible asset for contractual backlog related to non‑cancellable construction contracts in place as of the acquisition dates for ALGC. The backlog assets are included in "Other intangible assets" on the condensed consolidated balance sheets. The backlog represents the estimated future profit margin to be realized from these contracts and is considered a finite‑lived intangible asset.

The fair value of the backlog was estimated using the income approach (multi-period excess earnings method) that isolates the cash flows attributable to the backlog and discounts them to present value. The calculation began with the total gross backlog amount based on signed, non‑cancellable contracts as of the acquisition date. Estimated profit margin percentages were applied to derive expected pre‑tax cash flows. The estimated pre‑tax cash flows were discounted to present value using a rate that reflects the timing and risk profile of the expected realization period.

The backlog asset is classified as a Level 3 measurement within the fair value hierarchy due to the use of significant unobservable inputs, including management’s estimates of profit margin and risk adjustments.

ALGC Backlog: For the ALGC acquisition, unobservable inputs (Level 3) to the valuation included:

•
Gross backlog totals $18.7 million, based on executed contracts, comprised of $11.3 million of residential backlog, $3.8 million of multifamily backlog, and $1.8 million each of commercial and industrial backlog
•
Estimated profit margin: 27.1% for residential, 29.6% for multifamily, 27.4% for commercial, and 28.9% for industrial backlog
•
Backlog realization period: 18 months across all backlog categories
•
Discount rate: 17% across all backlog categories

The most significant assumption in the ALGC valuation is the estimated gross margin. A hypothetical 200 basis point increase (decrease) in the profit margin assumption across each sector would increase (decrease) the combined fair value of the backlog asset by $2,700,000, and $2,400,000, respectively. Changes in the estimated realization period and discount rate would not have a material effect on the valuation given the short realization period.

The ALGC backlog intangible asset was amortized straight-line over its estimated realization period of approximately 18 months through August 2027, which reflects the pattern in which the economic benefits were expected to be consumed. Based on the ALGC backlog asset’s carrying amount at the acquisition date and its estimated 18 month useful life, $1,558,333 was recognized as amortization expense during the quarter ended March 31, 2026 in the condensed consolidated statements of operations, while $10,908,333 will be amortized in 2026 and $6,233,334 will be amortized in 2027.

ALGC and Red Clay Measurement Period

Red Clay acquisition remain within the measurement period, which is open through October 1, 2026, while the Company continues to evaluate information related to acquisition‑date fair values. The ALGC acquisition remains within the measurement period. The fair values assigned to contingent consideration, equipment, intangible assets, related deferred income tax balances, and goodwill amounts deductible for income tax purposes are preliminary and are based on the information available as of the ALGC Acquisition Date. The Company will continue to evaluate these items during the measurement period (up to 12 months from the ALGC Acquisition Date) and will record adjustments to the provisional amounts as necessary. Such adjustments may be material.

4. Contract Assets and Liabilities, and Provision for Contract Losses

Contract assets and liabilities consisted of the following amounts as of each period end:

	March 31, 2026	December 31, 2025
Contract assets:
Costs and estimated earnings in excess of billings on uncompleted contracts	$41,029,017	$27,949,597
Conditional retainage	44,209,224	26,944,663
Total contract assets	$85,238,241	$54,894,260
Contract liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	$16,733,562	$18,792,435
Less: Conditional retainage	(7,085,151)	(8,096,518)
Provision for contract losses	20,961	135,647
Total contract liabilities	$9,669,372	$10,831,564
Net contract assets (liabilities)	$75,568,869	$44,062,696

Conditional retainage is a type of contract asset, but is reported in the table above and on the condensed consolidated balance sheets within “Contract assets” and “Contract liabilities” on a contract-by-contract basis. The Company's total conditional retainage receivable balance was $51,294,375 at March 31, 2026 and $35,041,181 at December 31, 2025.

Total contract assets increased at March 31, 2026 by $30,343,981 compared to December 31, 2025 due to (1) an increase in unbilled revenue on in-process contracts due to the timing of advance billings and work progression, (2) an increase in conditional retainage from increased billings and the timing of retainage receipts, and (3) an increase of $15,908,607 of acquired contract assets from the ALGC business combination in 2026 (Note 3).

Total contract liabilities decreased at March 31, 2026 by $1,162,192 compared to December 31, 2025 due to a decrease in the timing of advance billings and work progression, and a lower magnitude and fewer anticipated losses on customer contracts within the provision for contract losses. These decreases were partially offset by lower conditional retainage related to advanced billing contracts, as well an increase of $1,162,664 of acquired contract liabilities from the ALGC business combination in 2026 (Note 3).

Revenue recognized during the quarters ended March 31, 2026 and 2025 that were included in the opening balance of billings in excess of costs and estimated earnings (a component of Contract liabilities) was $17,049,269, and $19,826,852, respectively.

At March 31, 2026, the Provision for contract losses included 8 contracts, with individual contract losses ranging from less than $1,000 to $5,000. At March 31, 2025, the Provision for contract losses included 9 contracts, with individual contract losses ranging from $1,000 to $70,000. The following table presents a reconciliation of the beginning and ending balances of the Company's Provision for contract losses:

	March 31, 2026	December 31, 2025
Opening balance January 1 within Contract liabilities	$135,647	$4,039,488
Additions - new loss provisions within Cost of revenues	3,683	9,798
Utilization - losses realized within Cost of revenues	(118,369)	(3,913,639)
Ending balance within Contract liabilities	$20,961	$135,647

5. Revenue

As of March 31, 2026 and December 31, 2025, the Company’s remaining performance obligations were $524,049,423 and $516,764,766, respectively, all of which is expected to be recognized within the next eighteen months. As of March 31, 2026 the Company expects to recognize $494.0 million within the next 12 months and the remaining $30 million in the period from 13 to 18 months from these performance obligations. These amounts represent the aggregate amount of revenue expected to be recognized on contracts for which performance has commenced but is not yet complete. These obligations are derived from the transaction price allocated to unsatisfied or partially satisfied performance obligations under existing contracts.

Revenue recognized in the period from performance obligations satisfied in prior periods resulted in a net increase of approximately $674,000 in 2026, and an increase of $777,000 in 2025. These changes were primarily due to the resolution of previously unresolved change orders.

In the three months ended March 31, 2026 and 2025, the Company's sales projects all reside within the same geographical market: North Carolina, South Carolina, and Georgia in the United States. The Company expanded its presence in the Charlotte, North Carolina market through the acquisitions of Purcell in January 2025, and Red Clay in October 2025, expanded its presence in the Greensboro, North Carolina market through the acquisition of Page in May 2025, and entered the Atlanta, Georgia market through the acquisition of ALGC in February 2026 (Note 3). The Company historically has minimal credit loss from collections and therefore believes the collections and economic risks across its customers are similar.

The Company's customers in the Private sector primarily consist of national and regional home builders. Public sector customers include government agencies such as the department of transportation. Private sector customers comprised 93% of the Company's revenue in 2026 and 96% in 2025, while Public sector customers comprised 7% of the Company's revenue in 2026 and 4% in 2025.

In the three months ended March 31, 2026 and 2025, respectively, 99% and 99% of the Company's revenue relates to fixed price contracts, with the remaining 1% and 1% relates to time and material billed contracts. Typically, there is more risk with fixed-price contracts, and unforeseen events and circumstances can alter the estimate of the costs and potential profit. However, fixed price contracts offer additional profit when the Company completes the work for less cost than originally estimated. Time and material contracts generally are subject to lower risk, and as such, the associated fees are usually lower than fees earned on fixed-price contracts.

The Company's primary customer contracts are for 'turn key land development' projects that generally take 12 to 18 months to complete. Contracts that are not turn key land development will typically be for a smaller subset of the Company's services, such as for standalone paving contracts, which generally are complete in one to three months. Revenue from these short duration contracts comprised approximately 3% of the Company's revenue in 2026, and 2% in 2025.

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Office equipment and computers	$2,008,894	$1,760,490
Vehicles and trailers	36,319,490	30,252,251
Machinery and equipment	156,250,241	118,867,241
Leasehold improvements	1,230,007	1,041,123
Construction in progress	10,459,146	8,018,256
Total property and equipment	206,267,778	159,939,361
Accumulated depreciation	(80,725,787)	(75,037,759)
Total Property and equipment, net	$125,541,991	$84,901,602

Depreciation expense included in the condensed consolidated statements of operations was $5,702,410 and $5,071,341 for the three months ended March 31, 2026 and 2025 respectively. The Company recorded a gain of $2,397 and $110,945 on the sale of property and equipment in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025.

The Company capitalized interest of $140,844 during the quarter ended March 31, 2026 to Construction in progress. No interest was capitalized in the three months ended March 31, 2025, as no qualifying construction activities were in progress.

7. Notes Payable & Credit Facility

Notes payable consisted of the following at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025

Note payable under the October 2025 Credit Facility, bearing interest based on the Secured Overnight Financing Rate (“SOFR”) plus 2.375%, with interest payable monthly and scheduled quarterly principal amortization, maturing October 31, 2030. In February 2026, the Company entered into the First Amendment to the Credit Agreement, which provided for an additional term loan advance of $80.0 million, increasing the aggregate outstanding principal balance from $120.0 million to $200.0 million. Quarterly principal installments of $2.5 million are due through September 30, 2027, $3.75 million from December 31, 2027 through September 30, 2030, with the remaining principal due as a final balloon payment on October 31, 2030. The effective interest rate, inclusive of the amortization of deferred financing costs, was 6.57% at March 31, 2026.

	$197,500,000	$120,000,000
Unsecured subordinated notes payable to various sellers. Notes payable are due in (a) quarterly installments of $125,000 plus interest at 7% through September 2025, with $0 outstanding as of September 30, 2025 and (b) semi-annual payments of $25,422 including interest at 5% through July 2027 unless seller’s employment agreement is terminated without cause in which all principal and interest would be payable immediately. The effective interest rate was 5.00% at March 31, 2026	68,726	91,378
Note payable to a financial institution, bearing interest based on Compounded SOFR, calculated daily, with interest payable monthly and scheduled monthly principal amortization, maturing January 1, 2031. Monthly principal installments of $7,552 are due through December 1, 2030, with the remaining principal balance of $641,927 due as a final balloon payment on January 1, 2031. The effective interest rate was 6.20% at March 31, 2026.	1,064,844	1,087,500
Total Notes Payable	198,633,570	121,178,878
Less Current Portion	10,129,136	6,128,674
Less Unamortized Debt Issuance Costs	2,605,513	1,897,340
Long-Term Portion	$185,898,921	$113,152,864

Future maturities of notes payable are as follows as of March 31, 2026:

2026	$7,583,163
2027	11,386,605
2028	15,090,625
2029	15,090,625
2030	148,840,625
Thereafter	641,927
$198,633,570

October 2025 Credit Facility

On October 1, 2025, Cardinal NC, Cardinal and certain wholly owned subsidiaries entered into a credit facility (the "October 2025 Credit Facility") with Truist Bank, as administrative agent and lender, which provides for a $75.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility, and a $120.0 million senior secured term loan facility. The October 2025 Credit Facility matures on October 1, 2030 and is secured by substantially all assets of the Company and subsidiary guarantors. Borrowings bear interest, at the borrower's option, at either the base rate, SOFR Index, or Term SOFR, plus an applicable margin ranging from 0.875% to 1.625% per annum for base rate borrowings and 1.875% to 2.625% per annum for SOFR-based borrowings, in each case based on the Company's leverage ratio. Amounts under the term loan facility amortize quarterly, commencing March 31, 2026, in aggregate annual amounts equal to 5.0% of the original principal during the first two years and 7.5% during years three through five, with the remaining balance due at maturity. The October 2025 Credit Facility contains certain financial covenants and other customary affirmative and negative covenants. As of March 31, 2026 and December 31, 2025, outstanding borrowings under the term loan facility and revolving credit facility totaled $197.5 million and $120 million, respectively. As of March 31, 2026, the effective interest rate on outstanding borrowings was 6.57%. As of March 31, 2026, the Company was in compliance with all covenants under the October 2025 Credit Facility.

February 2026 Credit Facility Amendment

On February 18, 2026, Cardinal and other guarantors party thereto entered into an amendment to the October 2025 Credit Facility (the "First Amendment") with Truist Bank, as administrative agent and lender. Under the First Amendment, the lenders provided an additional $80.0 million in term loans on the amendment effective date. The additional borrowing was made to fund the acquisition of ALGC and bears interest under the same terms under the October 2025 Credit Facility. The additional advance was not provided as an incremental facility under the October 2025 Credit Facility and does not reduce the facility's remaining incremental capacity. Covenants applicable to the First Amendment are the same as those applicable to the base October 2025 Credit Facility.

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

Other 2025 Financing Activity

In January 2025, the Company entered into a $7.2 million debt agreement with a financial institution in connection with the acquisition of Purcell. The note payable was secured by real property and was payable in monthly principal installments over five years with interest payable monthly based on SOFR plus 2.35%. This debt was subsequently repaid with proceeds from the October 2025 Credit Facility.

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

Total interest incurred during the three months ended March 31, 2026, and 2025, was $2,875,518 and $1,088,446 respectively. Substantially all of the carrying value of assets of the Company are pledged as collateral at March 31, 2026 and December 31, 2025, respectively.

Interest Rate Swap and Risk Management Objectives

The Company is exposed to interest rate risk on its variable-rate borrowings. To manage this exposure, in January 2026, the Company entered into a pay-fixed, receive-floating interest rate swap with an initial notional amount of $60 million, reducing each quarter in proportion to 50% of the October 2025 Credit Facility. The Company has designated this instrument as a cash flow hedge of the variability in interest payments on Term SOFR debt. Under the swap, the Company pays a fixed rate of 3.80% and receives one-month Term SOFR. The swap matures on October, 2030. At inception and quarterly thereafter, the Company assesses, both prospectively and retrospectively whether the derivative is highly effective in offsetting changes in the cash flows of the hedged item. Changes in the fair value of the swap are recorded in accumulated other comprehensive income (loss) ("AOCI") and reclassified into interest expense in the same period the hedged interest payments affect earnings.

As of March 2026, the Company had recorded a liability of $554,159 as a component of other non-current liabilities representing the fair value of $59,250,000 notional for a single instrument of SOFR pay-fixed, receive-floating interest rate swap. The fair value of the swap is determined using a discounted cash flow model based on observable market inputs, including the SOFR forward curve, and is classified as Level 2 within the fair value hierarchy.

For the three months ended March 31, 2026, the Company recognized unrealized losses of $526,177 net of taxes, in OCI. Amounts reclassified from AOCI to increase interest expense was $17,813 for the same periods. The Company estimates that approximately $92,955 of net losses currently in AOCI will be reclassified into earnings over the next twelve months.

8. Leases

The Company has both operating and finance leases, primarily related to construction and transportation equipment, as well as office and workshop space.

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

The assets and liabilities under the finance leases are recorded at the present value of the future minimum lease payments. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Following is a summary of equipment held under the finance leases at March 31, 2026, and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Equipment	$16,360,122	$15,919,545
Accumulated depreciation	(10,218,141)	(9,975,175)
	$6,141,981	$5,944,370

Future minimum lease payments as of March 31, 2026 were as follows:

	Finance Leases	Operating Leases
2026	$3,153,775	$5,029,501
2027	3,353,543	6,563,206
2028	1,562,652	4,517,490
2029	894,592	2,550,382
2030	60,093	2,168,115
Thereafter	-	8,669,700
Total future undiscounted lease payments	9,024,655	29,498,394
Less: Imputed interest	(543,618)	(6,787,381)
Lease liabilities	8,481,037	22,711,013
Less: Current portion of lease liabilities	(3,487,722)	(5,455,264)
Long-term portion of lease liabilities	$4,993,315	$17,255,749

The components of lease costs are as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Amortization of finance lease assets	$481,724	$749,683
Interest in finance lease liabilities	81,051	113,048
Operating lease cost	1,346,761	897,253
Short-term lease costs	—	—
Total lease costs	$1,909,536	$1,759,984

The net change in ROU asset and operating lease liability is included in the net change in other assets in the condensed consolidated statements of cash flows. Other required information related to the Company’s lease obligations were as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$(538,528)	$(599,006)
Operating cash flows from operating leases	(1,193,081)	(917,626)
Assets obtained in exchange for lease obligations (non-cash)
Property and equipment via finance leases	695,897	723,438
Right-of-use assets via operating leases	11,767,913	1,495,491

As of March 31, 2026 and March 31, 2025 the weighted-average discount rate for operating leases was 6.84% and 5.53%, respectively. The weighted-average remaining operating lease term as of March 31, 2026 and 2025, was 6.53 and 2.79 years, respectively. As of March 31, 2026 and March 31, 2025, the weighted-average discount rate for finance leases was 4.80% and 4.56%, respectively and the weighted-average remaining lease term was 2.44 years and 2.47 years, respectively.

In connection with the acquisition of ALGC (see Note 3 – Business Combinations), the Company assumed right-of-use assets and lease liabilities which have been included in the consolidated lease balances presented herein. A description of the leases and terms as well as the fair values of the right-of-use assets and lease liabilities recognized as of the acquisition date are disclosed in Note 3.

Certain of the Company's lease arrangements involve related parties. See Note 16 – Related Party Transactions for further details.

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

Three months ended March 31, 2026
Beginning balance	$23,510,649
Goodwill acquired in current‑period business combinations	105,109,288
Ending balance	$128,619,937

Additions to goodwill are from acquisitions detailed in Note 3 – Business Combinations. The Company did not identify any goodwill impairment triggering events during the three months ended March 31, 2026 and 2025.

The following table presents finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		March 31, 2026			December 31, 2025
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Backlog	1.4	$25,971,000	$(8,551,521)	$17,419,479	$7,542,000	$(6,479,500)	$1,062,500
Customer relationships	11.1	82,500,000	(1,752,601)	80,747,399	14,600,000	(523,808)	14,076,192
Trade name	9.5	10,071,000	(357,014)	9,713,986	500,000	(125,000)	375,000
Non-compete agreements	4.0	1,200,000	(34,521)	1,165,479	—	—	—
Total	9.1	$119,742,000	$(10,695,657)	$109,046,343	$22,642,000	$(7,128,308)	$15,513,692

In the three months ended March 31, 2026 and 2025 amortization expense was $3,567,348 and $1,527,500, respectively. The estimated aggregate amortization expense for each of the next five years is as follows:

2026	$16,955,154
2027	17,155,685
2028	9,240,205
2029	9,240,205
2030	8,980,685
Thereafter	47,474,409
Total	$109,046,343

10. Equity and Noncontrolling Interest

Equity

Subsequent to the IPO, the equity of the authorized capital of Cardinal Infrastructure Group Inc. comprises of Class A Common Stock, Class B Common Stock and Preferred Stock.

Class A Common Stock

Cardinal Infrastructure Group Inc.’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Each share of Class A Common Stock entitles its holder to one vote per share on all matters presented to Cardinal Infrastructure Group Inc.’s stockholders. Holders of Class A Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors of Cardinal Infrastructure Group Inc. As of March 31, 2026, there were 15,292,984 shares of Class A Common Stock issued and outstanding.

Class B Common Stock

Cardinal Infrastructure Group Inc.’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Each share of Class B Common Stock entitles its holder to one vote per share on all matters presented to Cardinal Infrastructure Group Inc.’s stockholders. Shares of Class B Common Stock have no economic rights, including no right to receive dividends or distributions upon a liquidation of Cardinal Infrastructure Group Inc. Shares of Class B Common Stock may only be held by the Continuing Equity Holders and their respective permitted transferees. As of March 31, 2026, there were 27,573,875 shares of Class B Common Stock issued and outstanding.

Preferred Stock

Cardinal Infrastructure Group Inc.’s amended and restated certificate of incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The preferred stock may be issued by the Board of Directors in one or more series without stockholder approval, with such designations, voting powers, preferences, and relative, participating, optional and other special rights as shall be set forth in the resolutions providing for the issuance thereof. As of March 31, 2026, no shares of preferred stock were issued or outstanding.

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

In connection with the acquisition of ALGC (refer to Note 3), OpCo issued 4,186,062 Class B LLC units to the Seller as rollover equity, together with an equal number of shares of the Company's Class B Common Stock, par value $0.0001 per share. The Common Units and corresponding Class B Common Stock were valued at $102,809,683 based on the closing share price of the Company's Class A Common Stock of $24.56 on the acquisition date and were accounted for as consideration transferred in the business combination in accordance with ASC 805. The issuance of these Common Units increased the noncontrolling interests' ownership in OpCo, with the noncontrolling interests' share of equity determined based on the relative ownership percentages of LLC units outstanding as of the acquisition date

Additionally, we received 345,666 LLC interests in OpCo in connection with activity under 2025 Stock Incentive Plan.

The following table summarizes the ownership of LLC units of OpCo as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	LLC Units	Ownership %	LLC Units	Ownership %
Cardinal Infrastructure Group Inc.	15,292,984	35.68%	14,947,318	39.00%
Continuing Equity Holders	27,573,875	64.32%	23,387,813	61.00%
Total	42,866,859	100.00%	38,335,131	100.00%

Operating Subsidiaries and Pre-IPO Noncontrolling Interests

The Company conducts its operations through Cardinal NC and the following wholly owned subsidiaries: Aviator Paving Company, LLC (“APC”), providing integrated paving services; Civil Transport, LLC (“CT”), providing transport services; Cardinal Civil Contracting NC, LLC (“CCCNC”), providing grading services; Civil Drilling & Blasting, LLC (“CDB”), providing drilling and blasting services; Cardinal Civil Contracting Charlotte, LLC (“CCCC”), providing expanded operations in the Charlotte, North Carolina region; Cardinal Civil Contracting Triad, LLC (“Triad”), providing expanded operations in the Greensboro, North Carolina region; Civil Underground and Boring Company, LLC (“Boring Newco”), established for underground utility and boring services; and Aviator Paving Company Charlotte, LLC (“APCC”), providing expanded paving operations in the Charlotte market. All subsidiaries were wholly owned by Cardinal NC as of March 31, 2026.

Prior to the September 2025 Reorganization, Cardinal NC held majority but not 100% ownership interests in several of its subsidiaries. Aviator Paving Company, LLC (“APC”), formed in 2018 to provide integrated paving subcontracted services, was 60% owned by Cardinal NC. Cardinal Civil Contracting NC, LLC (“CCCNC”), formed in 2016 to provide grading services, was approximately 70% owned. Civil Drilling & Blasting, LLC (“CDB”), formed in 2022 to provide drilling and blasting services, was 90% owned. Cardinal Civil Contracting Charlotte, LLC (“CCCC”), formed in 2023 to expand operations in the Charlotte, North Carolina region through acquisitions, was approximately 75% owned after giving effect to the issuance of nonvoting units as consideration for the Purcell acquisition in January 2025. Cardinal Civil Contracting Triad, LLC (“Triad”), formed in 2025 to expand operations in the Greensboro, North Carolina region through acquisitions, was 80% owned following the issuance of nonvoting units as consideration for the Page acquisition. Civil Underground and Boring Company, LLC (“Boring Newco”), formed in March 2025 to expand into underground utility and boring services, was 70% owned following the issuance of Class B units as consideration for the contribution of certain assets by MJS & GCP, LLC. The minority equity holders in these subsidiaries were reported as noncontrolling interests in the condensed consolidated financial statements for periods prior to September 30, 2025. Effective September 30, 2025, in connection with the September 2025 Reorganization, these minority equity holders became members of Cardinal and the subsidiaries became wholly owned by Cardinal NC. The acquisition of these pre-IPO noncontrolling interests was accounted for as equity transactions in accordance with ASC 810-10-45-23, with carrying amounts reclassified to members’ equity with no gain or loss recognized.

11. Stock-Based Compensation

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

In connection with the acquisition of ALGC (refer to Note 3), the Company issued 345,666 shares of Class A Common Stock, par value $0.0001 per share, from its 2025 Stock Incentive Plan to employees of, and service providers to, ALGC at the direction of the selling shareholders. The shares were fully vested at issuance and were not subject to any service or other vesting conditions. Because the shares were issued at the direction of the selling shareholders to settle existing arrangements with the recipients, they were treated as consideration transferred in the business combination rather than post-combination compensation expense. The shares were valued at $8,489,557, based on the Company's closing share price of $24.56 on the acquisition date.

As of March 31, 2026, in addition to the ALGC Class A awards, the December 2025 Director Stock Awards, and the 2026 Director Retainer awards discussed below were issued under the Plan. As of March 31, 2026 there were 3,276,757 shares of Class A common stock available for issuance under the plan.

December 2025 Director Stock Awards & 2026 Retainer Awards

In November 2025, the Board of Directors approved a Non-Employee Director Compensation Program under which directors receive annual cash retainers and equity grants pursuant to the 2025 Stock Incentive Plan. Each non-employee director is entitled to an annual cash retainer of $75,000 and an annual grant of restricted stock units (RSUs) with a grant date fair value of $100,000, generally awarded at the Company’s annual meeting and vesting on the earlier of the next annual meeting or the first anniversary of the grant date. Committee chairpersons receive an additional annual RSU grant valued at $12,500, and other committee members receive RSUs valued at $5,000 annually. Directors may elect to receive their cash retainer in the form of RSUs, which vest quarterly. In connection with the Company’s IPO, newly appointed directors received RSU grants with a fair value of $18,750 (in lieu of a prorated cash retainer for 2025), vesting on December 31, 2025, as well as RSUs valued at $100,000 plus applicable committee grants, each vesting on the first anniversary of the grant date.

Prior to the Non-Employee Director Compensation Program the directors elected to receive their 2025 cash retainer in the form of RSUs. As a result of this election, the Company recognized an additional grant of 12,404 RSU’s in the three months ended March 2025 and recognized $191,852 of stock-based compensation expense. The fair value of the restricted stock units was based on the Company’s closing share price on December 31, 2025 of $24.18 per share, which represents a Level 1 input under the fair value hierarchy.

As of March 31, 2026, the Company had $547,380 of unrecognized compensation cost related to 31,565 unvested awards, based on a weighted‑average grant‑date fair value of $21.93 per award. This amount is expected to be recognized over a weighted‑average period of 12 months, corresponding to the remaining service period through December 31, 2026.

12. Changes in Accounting Estimates

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

Changes in estimates of contract revenue, cost, or extent of completion are accounted for in the period the changes become known. Such changes are considered normal recurring adjustments inherent in the cost-to-cost revenue recognition method. The effect of changes in estimates for contracts in progress at December 31, 2025 increased revenue for the quarter ended March 31, 2026 by $4,728,186. The effect of changes in estimates for contracts in progress at December 31, 2024 increased revenue for the quarter ended March 31, 2025 by $821,195.

13. Income Taxes and Tax Receivable Agreement

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

At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items.

For the three month period ended March 31, 2026, the Company calculated an annual effective tax rate of 8.40% on pre-tax book income of $12,534,265 and booked a total tax expense of $1,053,229.

The Company's sole material asset is its investment in OpCo, which is treated as a partnership for U.S. income tax purposes and for purposes of certain jurisdictional income taxes. OpCo's net taxable income and any related tax credits are passed through to its partners and are included in the partners' tax returns, even though such net taxable income or tax credits may not have actually been distributed. While the Company consolidates OpCo for financial reporting purposes, the Company will be taxed on its share of earnings of OpCo not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on allocable earnings of OpCo. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its condensed consolidated financial statements under GAAP. As a result, the Company's effective tax rate differs materially from the statutory rate. The primary factor impacting the effective tax rate is income attributable to noncontrolling interests that is not subject to corporate income tax and non-deductible expenses. For the three month period ended March 31, 2025, and prior to the completion of the Company's IPO, Cardinal NC was organized as a limited liability company and treated as a partnership for U.S. federal and state income tax purposes. As a pass-through entity, Cardinal NC was not subject to U.S. federal corporate income tax, and no provision for corporate income taxes was recorded.

Tax Receivable Agreement

In connection with the IPO and Reorganization Transactions, PubCo entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Cardinal Civil Contracting Holdings LLC and the Continuing Equity Holders, which provides for the payment by PubCo to a Continuing Equity Holders of 85% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that PubCo actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of Cardinal Civil Contracting Holdings LLC’s assets resulting from (a) the purchase of LLC interests from such Continuing Equity Holders, including with the net proceeds from the IPO and any subsequent offerings or (b) redemptions or exchanges by such Continuing Equity Holders of LLC interests for shares of Class A common stock or for cash, as applicable, and (ii) certain other tax benefits related to PubCo making payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are due within five (5) business days after delivery of the applicable schedule calculating the realized tax benefits and related payment amount, once such schedule becomes final in accordance with the Tax Receivable Agreement. The benefit schedule is required to be delivered within one hundred eighty (180) calendar days after the due date (including extensions) of the applicable annual federal income tax return for the relevant taxable year, and payments are based on the actual tax savings realized by PubCo. Substantially all payments due under the Tax Receivable Agreement are payable over fifteen years following the purchase of LLC interests from Continuing Equity Holders or redemption or exchanges by Continuing Equity Holder of LLC interests. The Company will account for the income tax effects resulting from taxable redemptions or exchanges of LLC interests by Continuing Equity Holder owners for shares of Class A common stock or cash, as the case may be, and purchases by PubCo of LLC interests from Continuing Equity Holders owners by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of each redemption, exchange, or purchase, as the case may be. Further, PubCo evaluates the likelihood that it will realize the benefit represented by the deferred tax asset, and, to the extent that the PubCo estimates that it is more likely than not that it will not realize the benefit, it reduces the carrying amount of the deferred tax asset with a valuation allowance. The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact PubCo's actual tax savings realized, will be reflected in income before taxes on the condensed consolidated statements of operations in the period in which the change occurs.

As part of the ALGC acquisition on February 18, 2026, Diamond Interests Group LLC and the Seller Owners became parties to the pre-existing TRA as Continuing Equity Holders upon the issuance of their 4,186,062 OpCo units (rollover equity). Additionally, concurrently with the acquisition of ALGC, the company entered into a TBA with the Seller Owners. In connection with the accounting for ALGC acquisition, the Company recorded a fair value of $15.3 million for both the TRA and TBA liability as contingent consideration. See Note 3 for details on the valuation assumptions.

As of March 31, 2026, the tax receivable agreement liability on the condensed consolidated balance sheet totaled $39,423,529 which represents the Company's estimate of 85% of the amount of tax benefits, if any, that the Company expects to realize (or in some circumstances is deemed to realize) related to the tax basis adjustments as such savings are realized. As each of the Continuing Equity Owners elects to convert their remaining LLC Interests into Class A common stock, the Company will succeed to their aggregate historical tax basis which will create a net tax benefit to the Company. These tax benefits are expected to be amortized over 15.0 years pursuant to Sections 743(b) and 197 of the Code. The Company will only recognize a deferred tax asset for financial reporting purposes when it is more likely than not that the tax benefit will be realized. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the exchanges, the price per share of our Class A common stock at the time of the exchange, and the tax rates then in effect.

14. Earnings Per Share

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

Basic and diluted earnings per share of common stock have been computed as follows:

Three months ended March 31, 2026
Numerator:
Net income attributable to Cardinal Infrastructure Group Inc., Basic and Diluted	$3,418,438

Denominator:
Weighted average shares of common stock outstanding, Basic	15,104,788
Dilutive effects of:
Unvested RSUs	21,891
Weighted average shares of common stock outstanding, Diluted	15,126,679

Basic earnings per share	$0.23
Diluted earnings per share	$0.23

The dilutive impact of 27,573,875 LLC interests that are exchangeable for Class A common stock is not included in the calculation of diluted earnings per share as the effect would be anti-dilutive.

15. Commitments and Contingencies

The Company is involved in litigation in the normal course of business and does not anticipate that such matters will ultimately have a material effect on its condensed consolidated financial position or the results of its operations.

The Company is required to pay an monthly management fee of $18,773 in connection with equipment, subject to annual adjustments of 2% from January 2026 through June 2028.

The Company has entered into one operating lease agreement with a 15 year term which has not yet commenced. Total commitments under the new agreement through 2041 is approximately $16,910,000. Refer to Note 16 - Related Party Transactions for additional details about this lease.

16. Related Party Transactions

During the three months ended March 31, 2026 and 2025 the Company engaged in transactions with Envision Homes ("Envision"), which is a related party due to common control under a Company equity holder. The Company recognized $6,546 and $9,535 of sublease income for the three months ended March 31, 2026, and 2025, respectively. There were no outstanding balances due from Envision as of March 31, 2026 and March 31, 2025, respectively. All transactions with Envision were conducted in the normal course of business and on terms equivalent to those that prevail in arm's length transactions.

During the three months ended March 31, 2026 and 2025, the Company engaged in transactions with Wellfield Development ("Wellfield"), which is a related party due to common control under a Company equity holder. The Company recognized no revenue for the three months ended March 31, 2026 and 2025. The outstanding balances due from Wellfield as of March 31, 2026 and March 31, 2025 are $- and $14,422, respectively, which are included on the accompanying condensed consolidated balance sheets as accounts receivable, net. All transactions with Wellfield were conducted in the normal course of business and on terms equivalent to those that prevail in arm's length transactions.

During the three months ended March 31, 2026 and 2025, the Company engaged in transactions with Park Towns ("Park"), which is a related party due to common control under a Company equity holder. The Company recognized revenue of $14,471 and $38,857 for the work performed for Park for the three months ended March 31, 2026 and 2025, respectively. The outstanding balances due from Park as of March 31, 2026 and 2025 are $- and $215,738, respectively, which are included on the accompanying condensed consolidated balance sheet as accounts receivable, net. All transactions with Park were conducted in the normal course of business and on terms equivalent to those that prevail in arm's length transactions.

During the three months ended March 31, 2026 the Company engaged in transactions with the previously consolidated VIE, CCCRE Holdings ("CCCRE"), which is a related party due to common control under a Company equity holder. The Company recognized $33,804 of lease expense for the three months ended March 31, 2026 related to a leased office warehouse and equipment yard which began in November 2025. We expect to pay CCCRE $144,000 per year under the lease through November 2030. Management believes the terms of the lease are consistent with market rates and comparable to those that could have been obtained from an unrelated third party. In addition, the Company entered into a separate lease agreement with CCCRE with an initial term beginning January 1, 2026 and extending through January 31, 2041 with annual base rent of approximately $1,140,000. The commencement of this lease is contingent upon the issuance of a certificate of occupancy, which had not been received as of March 31, 2026. Accordingly, the lease had not commenced as of March 31, 2026.

In September 2025, the Company entered into a new lease with King Road, LLC ("King Road"), which is a related party due to common control under a Company equity holder. The Company recognized lease expense of $60,000 for the three months ended March 31, 2026 related to leased land for purposes of operating an equipment yard. We expect to pay King Road $120,000 per year through December 2030. Management believes the terms of the lease are consistent with market rates and comparable to those that could have been obtained from an unrelated third party.

In February 2026, as part of the ALGC transaction, the Company entered into two separate 15-year lease agreements with an entity under common control with the seller to lease the existing operating and office facilities of ALGC. The Company recognized lease expense of $75,560 for the three months ended March 31, 2026. We expect to pay $600,000 per year through February 2041 with 3% annual increases.

In connection with the IPO, Cardinal Infrastructure Group Inc. utilized some of the net proceeds from the IPO to redeem 7,500,000 OpCo units for $157,500,000 from the group of Continuing Equity Holders, which includes Erik West, the Chief Operating Officer of Cardinal NC, Mike Rowe, our Chief Financial Officer, and Jeremy Spivey, our Chief Executive Officer. Additionally we entered into a Tax Receivable Agreement (“TRA”) with the Continuing Equity Holders. The TRA provides for payments by the Company to the Continuing Equity Holders equal to 85% of certain tax benefits that the Company realizes, or is deemed to realize, as a result of increases in tax basis arising from exchanges of LLC units for Class A Common Stock (or cash) and from certain other tax benefits related to payments made under the TRA. The Company retains the benefit of the remaining 15% of such tax benefits. The TRA liability is recognized when the related tax benefits are realized upon exchanges of LLC units. As of March 31, 2026, the tax receivable agreement liability on the condensed consolidated balance sheet totaled $39,423,529 . Refer to Note 13. Income Taxes and Tax Receivable Agreement for further details.

17. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three months ended March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026. In addition, this Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2025.

Unless the context otherwise requires, all references to “Cardinal Group,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q (this “Report”) refer to Cardinal Infrastructure Group Inc., and unless otherwise stated, its consolidated subsidiaries. All references to “PubCo” in this Report refer to Cardinal Infrastructure Group Inc. and all references in this Report to “Cardinal” and “OpCo” refer to Cardinal Civil Contracting Holdings LLC.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Report, including in “Part II. Item 1A. Risk Factors” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

As described in “Part I. Item 2. Business — Initial Public Offering and Reorganization,” Cardinal Group is a holding company that conducts no operations and our principal asset is the LLC units of Cardinal acquired in connection with the completion of our IPO on December 11, 2025 and the Reorganization made prior to the IPO, including with respect to our operating entities Cardinal and Cardinal NC. Prior to the IPO, all of our business was conducted through Cardinal NC.

Cardinal Group is the sole managing member of Cardinal. Although Cardinal Group has a minority economic interest in Cardinal, we have the sole voting interest in, and operate and control all of the business and affairs of, Cardinal and its subsidiaries, and through Cardinal conduct our business. As a result, Cardinal Group consolidates Cardinal and has recorded a significant noncontrolling interest in a consolidated entity in our condensed consolidated financial statements for the economic interest in Cardinal held by the Continuing Equity Holders.

Because the IPO and the Reorganization resulted in a change to our organizational structure, the historical financial statements, which do not reflect certain items that affect our results of operations and financial position since the IPO and the Reorganization, may not give you an accurate indication of what our actual results would have been if the transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. This section of this Report on Form 10-Q generally discusses fiscal quarters ended March 31, 2026 and 2025 items and year-to-year comparisons between fiscal quarters ended March 31, 2026 and 2025. The comparison of the consolidated financial results for the fiscal quarter ended March 31, 2025 refers only to Cardinal and its subsidiaries.

Business Overview

Cardinal Infrastructure Group, Inc. ("Cardinal," the "Company," "we," "us," or "our") is a full-service, turnkey infrastructure services company operating in the Southeastern United States, specifically North Carolina, South Carolina and Georgia. We provide a comprehensive suite of infrastructure services to the residential, commercial, industrial, municipal, and state infrastructure markets, including wet utility installations, grading, site clearing, erosion control, drilling and blasting, paving, and related site services. We deliver these services primarily through in-house crews and a fleet of specialized equipment, which enables us to maintain quality control, schedule certainty, and cost efficiency across our project portfolio.

Our recent growth has been driven by a three-part strategy: (i) vertical integration within our core markets, which allows us to self-perform a broader scope of work, compress project schedules and retain margin; (ii) expansion and diversification across the end markets we serve, including residential, commercial, industrial, municipal and state infrastructure; and (iii) selective acquisitions that broaden our geographic footprint, expand our employee base and add complementary service capabilities.

Our strategy is grounded in operational discipline, market expansion and a commitment to Integrity from the Ground Up. Our workforce is the foundation of the Company, and we invest in our crews through structured training, field-based development and disciplined jobsite safety practices. Our strong culture of safety is also core to the schedule certainty and quality that differentiate us in the market.

Our customers include national homebuilders, residential developers, commercial and industrial property owners, general contractors, municipalities, and state agencies. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report, and with our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Transactions

On February 18, 2026, we acquired Sugar Hill, Georgia-based A.L. Grading Contractors (“ALGC”). A fourth-generation, high-growth market leader, ALGC provides comprehensive site development solutions, including grading, underground utilities, erosion control, and clearing, supporting large-scale commercial, industrial, and residential construction in Georgia and South Carolina. See Note 3 – Business Combinations to our Unaudited Condensed Consolidated Financial Statements for further information.

This acquisition is consistent with our strategy of acquiring either a tuck-in acquisition in core markets, or a platform acquisition in a new geography and represents a further step in Cardinal's expansion into the Southeast.

Initial Public Offering and Reorganization

As discussed above under Note 1 – Organization and Description of Business to our Unaudited Condensed Consolidated Financial Statements, we completed our IPO of 11,500,000 shares of our Class A Common Stock at a price to the public of $21.00 per share on December 11, 2025, and on December 12, 2025, pursuant to the exercise in full of the underwriters’ option, Cardinal Infrastructure Group Inc. completed the sale of an additional 1,725,000 shares of its Class A Common Stock at a price to the public of $21.00 per share. The gross proceeds from the IPO, including the exercise in full of the sale of the additional shares, were approximately $277.7 million, before deducting underwriting discounts and commissions. We used the net proceeds from the IPO to purchase 14,943,750 newly issued LLC Unit from Cardinal for approximately $258.3 million in aggregate and became the sole managing member of Cardinal. In connection with the IPO, we also issued 23,387,813 shares of our Class B Common Stock to the Continuing Equity Holders, which is equal to the number of LLC units held by such Continuing Equity Holders, at the time of such issuance of Class B Common Stock, for nominal consideration. As a result of the above, Cardinal Group is a holding company with no direct operations and our principal asset is our equity interest in Cardinal. Prior to the IPO, all of our business was conducted through Cardinal NC. See Note 1 – Organization and Description of Business to our Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Report for further discussion of the Reorganization made prior to and in connection with the IPO.

Key Factors Affecting Our Performance

We believe our future performance will depend on many factors, including those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 10-K, to which there have been no material changes.

Results of Operations

Consolidated Results

The following table sets forth our statements of income for the quarters ended March 31, 2026, and 2025, along with certain data in percentages:

	Quarter ended March 31,
	2026	2025
Revenues	$167,508,716	$81,801,265
Cost of revenues, excluding depreciation and amortization shown separately below	133,319,083	65,277,978
General and administrative expenses	10,142,131	2,125,970
Depreciation and amortization expense	9,269,758	6,598,841
(Gain) on disposal of property and equipment	(2,397)	(110,945)
Income from operations	14,780,141	7,909,421
Operating Margin %	8.8%	9.7%
Interest expense, net	2,245,876	1,026,276
Other expense, net	—	241,400
Net income before taxes	$12,534,265	$6,641,745
Income tax expense	1,053,229	—
Net income	$11,481,036	$6,641,745
Net income margin	6.9%	8.1%
Less: Net income attributable to noncontrolling interests	$8,062,598	$1,164,764
Net income attributable to Cardinal Infrastructure Group Inc.	$3,418,438	$5,476,981

Quarter Ended March 31, 2026, Compared to Quarter Ended March 31, 2025

Revenues

Revenues were $167.5 million for the three months ended March 31, 2026, an increase of $85.7 million or 104.8%, compared to $81.8 million for the three months ended March 31, 2025. The increase in Revenues was driven by approximately $52.1 million of organic growth and $33.6 million of acquisition-related revenue growth. Organic growth reflects higher volume from increased residential demand across North Carolina and contributions from ongoing end use market/customer diversification initiatives.

Cost of Revenues

Cost of revenues were $133.3 million for the quarter ended March 31, 2026, an increase of $68.0 million or 104.2% compared to $65.3 million for the quarter ended March 31, 2025. The increase was primarily associated with organic and acquisition-related growth, partially offset by efficiency gains.

Gross Profit and Gross Profit Margin

Gross Profit was $24.9 million for the three months ended March 31, 2026, an increase of $15.0 million or 151.1%, compared to $9.9 million for the three months ended March 31, 2025. The increase in Gross Profit was primarily driven by both strong organic and acquisition-related revenue growth, partially offset by an increase in cost of revenues associated with overall business growth.

Gross Profit Margin increased to 14.9% for the three months ended March 31, 2026, as compared to 12.1% for the three months ended March 31, 2025. The increase in Gross Profit Margin reflects scale benefits across higher volumes and operating cost control, offset in part by higher amortization expense resulting from intangible assets recognized as part of 2025 and early 2026 acquisitions.

Gross Profit Margin performance was further offset by market and end use expansions which carried a lower initial margin profile. The Company expects margin performance to improve over time as these expansions integrate and anticipated scale benefits are realized.

General and Administrative Expenses

General and administrative expenses were $10.1 million, or 6% of revenue, for the three months ended March 31, 2026, compared to $2.1 million, or 3.4% of revenue, for the three months ended March 31, 2025. The increase was primarily attributable to non-recurring acquisition-related costs as well as the Company's transition to operating as a public company, including increased compliance, governance, and reporting costs. The Company also increased headcount within its estimating function in anticipation of continued growth. Excluding non-recurring impacts, continuing general and administrative expenses were 4% of revenue for the three months ended March 31, 2026.

Depreciation and Amortization

Depreciation and amortization was $9.3 million for the three months ended March 31, 2026, compared to $6.6 million for the three months ended March 31, 2025. The increase was primarily driven by intangible assets recognized as part of purchase accounting and equipment purchased through 2025 and early 2026 acquisitions, followed by increased depreciation related to recent capital expenditures for the Company’s legacy operations. The increase was partially offset by a change in the Company's depreciation method for fixed assets from the accelerated method to straight-line, effective January 1, 2026, which resulted in a reduction of depreciation expense of approximately $0.6 million for the three months ended March 31, 2026.

Interest Expense, Net

Interest expense, net was $2.2 million for the three months ended March 31, 2026, compared to $1.0 million for the three months ended March 31, 2025. The increase was primarily attributable to higher outstanding debt primarily to finance our acquisitions completed in 2025 and early 2026, partially offset by an increase in interest income of $0.6 million.

Other Expenses, Net

Changes in other expenses, net for the three months ended March 31, 2026 were immaterial.

Income Tax Expense

Total income tax expense was $1.1 million for the three months ended March 31, 2026 as compared with $0.0 million for the three months ended March 31, 2025. In 2025, subsequent to the first quarter, the Company elected to pay the North Carolina Pass-Through Entity tax on behalf of its members, with a statutory rate of 4.5% in 2024 and 4.25% in 2025. Following the Reorganization, the Company is subject to U.S. federal, state, and local income taxes on its share of Cardinal's taxable income. Accordingly, income tax expense for the quarter ended March 31, 2026 reflects a fundamentally different tax profile than in prior years.

Net Income Attributable to Noncontrolling Interests

Total net income attributable to noncontrolling interest was $8.1 million for the three months ended March 31, 2026, a 592.2% increase compared to $1.2 million for the three months ended March 31, 2025. The $6.9 million increase primarily reflects the share of net income allocated to Continuing Equity Holders of LLC units following the IPO. This was partially offset by lower income attributed to minority interest after the Company acquired the remaining ownership interests as a result of the Reorganization transactions in September 2025. As the Company operates under an Up-C arrangement, the ownership attributed to OpCo units held by Continuing Equity Holders is presented as noncontrolling interests on the condensed consolidated balance sheets and income attributable to those units is recognized in proportion to their ownership as an increase to net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.

Liquidity and Sources of Capital

We believe existing cash, availability under our October 2025 Credit Facility and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and funded our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. We exercise strict controls and have a prudent strategy for our cash management.

In the coming 12 months, our primary funding needs will revolve around the completion of projects and operating expenses, including interest on our October 2025 Credit Facility. Additionally, we may seek to use our capital to enter new markets or expand in current markets through acquisitions or greenfield startups if we believe such markets fit our business model. To address these short-term liquidity requirements, we anticipate relying on our existing cash and cash equivalents, as well as the net cash flows generated by our operations and availability under our October 2025 Credit Facility. However, we remain open to seeking additional capital if necessary to enhance our liquidity position, further enable strategic acquisitions, and fortify our long-term capital structure.

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

Cash

Total cash at March 31, 2026 and 2025 were $44.0 million and $22.8 million, respectively. The following table presents consolidated information about cash flows:

	Quarter ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$9,317,019	$12,092,682
Investing activities	(134,794,623)	(24,221,084)
Financing activities	72,311,046	13,991,834
Net change in cash	$(53,166,558)	$1,863,432

Operating Activities

During the three months ended March 31, 2026, net cash provided by operating activities was $9.3 million compared to net cash provided by operating activities of $12.1 million for the quarter ended March 31, 2025. The $2.8 million decrease was primarily driven by increased working capital requirements consistent with our growth, specifically increased billings not yet collected for the three months ended March 31, 2026, as well as the Company's transition to operating as a public company, including increased compliance, governance, and reporting costs.

Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $134.8 million compared to net cash used of $24.2 million for the three months ended March 31, 2025. The $110.6 million increase was primarily due to the acquisition of ALGC.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $72.3 million compared to net cash used of $14.0 million for the three months ended March 31, 2025. The $58.3 million increase was primarily driven by increased proceeds from notes payable, primarily to fund the acquisition of ALGC.

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

As of December 31, 2025, outstanding borrowings under the term loan facility of the October 2025 Credit Facility totaled $120.0 million and we had no outstanding borrowings under the revolving facility of the October 2025 Credit Facility. We used a portion of the net proceeds from the IPO to repay $24.3 million outstanding under the revolving facility of the October 2025 Credit Facility (the “Debt Repayment”). Following the Debt Repayment, and incorporating all transactions up to December 31, 2025, we have $75.0 million of availability. As of March 31, 2026, Cardinal was in compliance with all covenants under the October 2025 Facility.

Interest Rate Swap

In January 2026, Cardinal entered into an interest rate swap for $60.0 million of the total facility, with principal payment terms that match the October 2025 Facility, which is the underlying credit facility. Terms of the swap fix the overall rate assuming a term SOFR rate at 3.8%.

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

In January 2025, Cardinal entered into a $7.2 million debt agreement with a financial institution in connection with the acquisition of Purcell to finance the purchase price. The note payable was secured by real property and assignment of rents and was payable in monthly principal installments over five years with interest payable monthly based on SOFR plus 2.35%.

All amounts outstanding under the October 2024 Credit Facility were repaid with a portion of the proceeds from borrowings under the October 2025 Credit Facility, and the October 2024 Facility was terminated.

Equipment Financing

On October 21, 2024, Cardinal and certain of our wholly owned subsidiaries entered into a master equipment security agreement with Truist Equipment Finance Corp. as lender, which consisted of a senior secured first lien facility evidenced by promissory notes in an initial aggregate principal amount of approximately $45.9 million. The obligations under the Equipment Facility were secured by substantially all of our assets and the subsidiary guarantors. Borrowings under the Equipment Facility bore interest at an Adjusted Term SOFR Rate (as defined in the Equipment Facility). As of March 31, 2026, we were in compliance with all covenants under the Equipment Facility.

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

Compliance and Other

The October 2025 Credit Facility contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, Cardinal is required to maintain certain financial covenants, including, among others, requirements commencing with the fiscal quarter ending March 31, 2026 to maintain a maximum leverage ratio of no greater than 2.50x and a minimum consolidated fixed charge coverage ratio of not less than 1.25x, in each case, tested on a quarterly basis. As of December 31, 2025, we were in compliance with all of our restrictive and financial covenants. Our debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at March 31, 2026 the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR (as defined in the October 2025 Credit Agreement) plus an applicable margin.

Finance Leases

Cardinal has equipment under finance leases that have payments through various dates with the earliest lease beginning in July 2022 and the final lease expiring in December 2028. As of March 31, 2026, Cardinal had a total of $9.0 million of minimum finance lease payments remaining. The assets and liabilities under the finance leases are recorded at the present value of the future minimum lease payments using a weighted-average discount rate of 4.80%. As of March 31, 2026, the weighted-average remaining lease term was 2.44 years. Further information regarding finance leases can be found in Note 8 — Leases to Cardinal’s audited financial statements included elsewhere in this Report for more information.

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

Bonding

Surety bonds are required in substantially all publicly funded construction projects (DOT and municipal) but are not typically required for private sector work. For the quarter ended March 31, 2026, we generated approximately 3% of our revenue from publicly funded construction projects. In situations where our customers require it, we procure surety bonds to secure our performance under those construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. We have pledged all proceeds and other rights under our construction contracts to our bond surety company. Events that affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. To date, we have not encountered difficulties or material cost increases in obtaining new surety bonds.

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

Additional Liquidity Requirements

As a holding company we have no material assets other than our ownership of LLC units. We have no independent means of generating revenue. Cardinal’s Operating Agreement provides for the payment of certain distributions to the Continuing Equity Holders and to us in amounts sufficient to cover the income taxes imposed on such members with respect to the allocation of taxable income from Cardinal as well as to cover our obligations under the Tax Receivable Agreement and other administrative expenses.

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

See “Part II. Item 1A. Risk Factors — Risks Related to Our Organizational Structure” in our 2025 10-K and “Certain Relationships and Related Party Transactions” in our Registration Statement on Form S-1 (File No. 333-290850) filed with the SEC on December 1, 2025.

Material Cash Requirements

The following table sets forth our material cash requirements from contractual obligations at March 31, 2026:

(In thousands)	Total	2026	2027-2028	2029-2030	Thereafter
Credit facility obligations	$197,500	$7,500	$26,250	$163,750	$—
Other notes payable	1,133	83	227	181	642
Unconditional Purchase Obligations	502	164	338	—	—
Finance lease obligations	9,025	3,154	4,916	955	—
Operating lease obligations(1)	46,409	5,885	13,361	6,998	20,165
Total contractual obligations	$254,569	$16,786	$45,092	$171,884	$20,807

(1)
Includes interest obligation on finance lease and operating lease obligations and operating leases executed but not yet commenced as of the reporting date.

Capital Expenditures

Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Capital expenditures, net of disposals, incurred during the quarter ended March 31, 2026 were $9.3 million. Management expects capital expenditures will be materially higher than prior years because we have begun building our own asphalt manufacturing plant, and we are upgrading the fleet of Cardinal and may make strategic acquisitions. Capital expenditures, net of disposals, incurred during the quarter ended March 31, 2025 were $10.4 million. The award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.

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

The following table presents a roll forward of our backlog at the periods indicated. The roll forward reflects the value of new awards and adjustments to existing contracts, and reductions for revenue recognized as projects progress.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Opening backlog	$682,000,000	$512,000,000
Add: New awards and adjustments to existing contracts	340,000,000	102,000,000
Less: Revenue recognized on contracts in progress	(168,000,000)	(82,000,000)
Ending backlog	$854,000,000	$532,000,000

The increase in backlog was primarily due to new project awards, partially offset by revenue recognized on contracts in progress. The increase in new project awards was across the Company's Greensboro, Raleigh, Charlotte and Atlanta markets primarily due to organic growth, but also as a result of the 2025 acquisitions of Purcell, Page and Red Clay and 2026 acquisition of ALGC. Backlog growth was also driven by signed contracts that converted from letters of intent, supported by our investments in equipment and work crews through both organic and acquisition‑related purchases

We expect to recognize between $702 million and $776 million of our backlog within the twelve months following March 31, 2026. This estimated range is based on existing project schedules and other current assumptions. Actual timing and amounts may differ materially due to factors such as changes in project scope or schedules, weather‑related or customer‑driven delays, and contract terminations. In addition to the revenues we expect to recognize from our existing backlog, we anticipate generating additional revenues during the same period from new project awards, renewals, and the conversion of verbal or other preliminary commitments into executed contracts.

The table below summarizes our project backlog at the dates indicated, categorized by stage of commitment. Categories range from projects in progress under executed contracts to early-stage awards with varying levels of customer commitment. Detailed descriptions of each category follow the table.

	March 31, 2026	December 31, 2025	March 31, 2025
Signed contracts	$570,000,000	$530,000,000	$453,000,000
Letters of intent and issued contracts	$284,000,000	$152,000,000	$79,000,000
Total backlog	$854,000,000	$682,000,000	$532,000,000

Our signed contracts comprise executed agreements covering both active projects in which performance has begun and projects for which performance has not yet commenced. Our letters of intent and issued contracts represent arrangements in which the parties have reached agreement on principal terms, evidenced either by a signed letter of intent or by issuance of a written contract pending execution. Substantially all of the contracts in our backlog may be canceled at the election of the customer; however, neither our backlog nor our results of operations have been materially adversely affected by contract cancellations or modifications in the past. See “Business— Contracts — Contract Management Process” in our 2025 10-K.

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

We define Adjusted Gross Profit Margin as Adjusted Gross Profit as a percentage of revenue. The table directly below reconciles Adjusted Gross Profit to Gross Profit, the most directly comparable to GAAP measure and shows Gross Profit calculated as revenues less cost of revenues (excluding depreciation and amortization) and depreciation and amortization expense. While Gross Profit is not presented as a separate line item or subtotal in our audited financial statements for the three months ended March 31, 2026 and 2025, we present Gross Profit in the below table solely to facilitate the reconciliation of Adjusted Gross Profit, a non GAAP measure, to the most directly comparable GAAP measure.

	Quarter ended March 31,
	2026	2025
Revenues	$167,508,716	$81,801,265
Cost of revenues, excluding depreciation and amortization	(133,319,083)	(65,277,978)
Depreciation and amortization expense	(9,269,758)	(6,598,841)
Gross Profit	$24,919,875	$9,924,446
Depreciation and amortization expense	9,269,758	6,598,841
Adjusted Gross Profit	$34,189,633	$16,523,287
Gross Profit Margin %	14.9%	12.1%
Adjusted Gross Profit Margin %	20.4%	20.2%

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

	Quarter ended March 31,
	2026	2025
Net income	$11,481,036	$6,641,745
Interest expense, net	2,245,876	1,026,276
Income tax expense	1,053,229	-
Depreciation and amortization expense	9,269,758	6,598,841
EBITDA	$24,049,899	$14,266,862
Transaction fees and acquisition-related costs(1)	2,318,645	155,227
Legal matters(2)	—	-
Transition and consulting arrangements(3)	117,832	150,000
Customer claims(4)	—	-
Loss on extinguishment and refinancing costs(5)	—	-
Stock-based compensation	191,852	—
Non-recurring IPO related travel and compensation	—	—
Other(6)	121,739	486
Adjusted EBITDA	$26,799,967	$14,572,575
Net Income Margin(7)	6.9%	8.1%
EBITDA Margin(7)	14.4%	17.4%
Adjusted EBITDA Margin(7)	16.0%	17.8%

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
(7)
Calculated as a percentage of revenue.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with U.S. GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and business valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Our significant accounting policies are described in Note 2—Significant accounting policies to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. There have been no material changes to the Company’s critical accounting estimates since our Annual Report.

Change in Accounting Estimate - Property and Equipment Depreciation Method

During the first quarter of 2026, the Company completed a review of its accounting policy for property and equipment depreciated on an accelerated basis. As a result of this review, the Company changed its accounting method for property and equipment from the accelerated basis of depreciation to the straight-line method of depreciation, effective as of January 1, 2026. The Company believes the change from the accelerated method to the straight-line method of depreciation is preferable under U.S. GAAP as it will result in an estimate of depreciation expense which more accurately reflects the pattern of usage and the expected benefits of such assets. Additionally, the change to the straight-line method of depreciation is consistent with the depreciation method applied by other companies within the Company's industry, and improves the comparability of our results to our competitors. Our change in the method of depreciation is considered a change in accounting estimate effected by a change in accounting principle and has been applied prospectively.

The effect of the change on the three months ended March 31, 2026 was a decrease in depreciation expense of approximately $581,223 and a corresponding increase in income before income taxes of approximately $581,223, compared to what would have been reported under the accelerated method. The effect on net income and earnings per diluted share was approximately $459,166 and $0.03 for the three months ended March 31, 2026.

New Accounting Standards

See the applicable section of Note 2 to the unaudited condensed consolidated financial statements included in “Part I. Item 1. Financial Statements” for a discussion of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest rate risk relates primarily to fluctuations in variable interest rates on our Credit Facility and our cash balance. Our indebtedness as of March 31, 2026 included $198.6 million of variable rate debt and $0.1 million of fixed rate debt. As of March 31, 2026, we held cash of 44.0 million. In January 2026, we entered into an interest rate swap for $60.0 million of the total facility, with principal payment terms that match the underlying credit facility. At March 31, 2026, a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $1.4 million per year. Terms of the swap fix the overall rate assuming a term SOFR rate at 3.8%. For more information on the terms of the October 2025 Credit Facility, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facilities, Debt and Other Capital — October 2025 Credit Facility”.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting. The material weaknesses identified in our internal controls over financial reporting are related to information technology general controls, segregation of duties and ineffective controls over the review of estimates to complete for construction contracts.

Notwithstanding the material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our Unaudited Condensed Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

We have identified material weaknesses in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are related to information technology general controls, segregation of duties and ineffective controls over the review of estimates to complete for construction contracts.

Remediation steps are being taken to improve the Company’s internal controls over financial reporting to address the underlying causes of the material weaknesses described above, including designing and implementing increased controls along with increased oversight and review of controls. We have taken the following steps to remediate the identified material weaknesses and improve our internal controls over financial reporting: (i) we have hired key personnel with relevant financial reporting and controls expertise to strengthen our finance and accounting function; and (ii) we are currently in the implementation phase of a new enterprise resource planning ("ERP") system, which is specifically designed to address our information technology general controls and segregation of duties concerns. We continue to evaluate and implement additional remediation initiatives as appropriate. We continue to work on other remediation initiatives.

While we believe that these efforts will improve our internal controls over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If we are unable to successfully remediate our existing or any future material weakness, the accuracy of our financial reporting may be adversely affected, which could cause investors to lose confidence in our financial reporting and our share price, and profitability may decline as a result.

On February 18, 2026, the Company completed the acquisition of ALGC. Consistent with SEC guidance that an assessment of a recently acquired business may be omitted from management’s evaluation of internal control over financial reporting for up to a year from the acquisition and from the annual management report on internal control over financial reporting for the year of acquisition, our management intends to exclude from such evaluation an assessment of the effectiveness of our internal control over financial reporting related to ALGC. ALGC, which we acquired on February 18, 2026, represented 43% of our consolidated total assets as of March 31, 2026 and 10% of our consolidated revenues for the three months ended March 31, 2026.

We are in the process of reviewing the internal control structure of ALGC and, if necessary, will make appropriate changes as it continues to integrate ALGC into our overall internal control over financial reporting process.

Except for the enhancements to controls to address the material weaknesses discussed above, there were no changes to our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings.

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Quarterly Report. As described within “Part II Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2025 Form 10-K, on December 11, 2025, Cardinal Group completed the IPO, in which it issued and sold 11,500,000 shares of Class A Common Stock at the public offering price of $21.00 per share, resulting in net proceeds of $224.6 million after deducting the underwriting discount but before expenses. On December 11, 2025, the underwriters exercised their option to purchase an additional 1,725,000 shares of our Class A Common Stock at the public offering price of $21.00 per share, resulting in total issued shares of 13,225,000. This option exercise closed on December 12, 2025, resulting in additional net proceeds to us of $36.2 million after deducting the underwriting discount. The managing underwriters of the IPO were Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C.

Our offering expenses (other than the underwriting discount) were approximately $5.3 million. The Registration Statement on Form S-1 (File No. 333-290850) for the IPO was declared effective by the SEC on December 9, 2025.

Through the filing date of this Report, we have used the net proceeds from the IPO, including the net proceeds from the exercise of the underwriters’ option to purchase additional shares of Class A Common Stock, to purchase 14,943,750 LLC units for $258.3 million in aggregate from each Continuing Equity Holder. Cardinal used the net proceeds from the issuance of LLC units to Cardinal Group (i) to redeem LLC units from certain Continuing Equity Holders for $157.5 million in aggregate at a price per unit equal to the initial public offering price per share of Class A Common Stock, (ii) to repay approximately $24.3 million of borrowings outstanding under our October 2025 Credit Facility, (iii) to pay IPO costs of $6.0 million, (iv) to pay $48.6 million cash consideration for our acquisition of ALGC, (v) to pay $12.6 million in costs related to the installation of machinery and equipment, and (vi) Cardinal has used the remaining net proceeds from the IPO to pay $9.3 million related to working capital and general corporate purposes.

Other than the use of IPO Proceeds to pay for the installation of machinery equipment, as disclosed above, there has been no material change in the planned use of proceeds from the IPO from those described within the 2025 Form 10-K filed on March 23, 2026 and the final prospectus dated December 9, 2025 and filed on December 10, 2025 with the SEC pursuant to Rule 424(b) under the Securities Act.

Dividends

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital” for a discussion of working capital restrictions and other limitations upon the payment of dividends.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Report.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits of this report and incorporated by reference herein.

Exhibit Index

Incorporation By Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
2.1^	Membership Interests Purchase and Contribution Agreement, dated February 18, 2026, by and among Diamond Interests Group, LLC, A.L. Grading Contractors, LLC, Anthony L. Wood, Jr., Benjamin A. Wood, Cardinal Civil Contracting Holdings LLC, and Cardinal Infrastructure Group Inc.	8-K	001-43004	2.1	February 19, 2026
10.1^	First Amendment to Credit Agreement, dated as of February 18, 2026, by and among Cardinal Civil Contracting, LLC, Cardinal Civil Contracting Holdings LLC, the subsidiary guarantors party thereto and Truist Bank, as administrative agent and lender and the other lenders party thereto	8-K	001-43004	10.5	February 19, 2026
18.1*	Letter of preferability regarding change in accounting principle from Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section

1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

^ Schedules have been omitted pursuant to Item 601(b)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardinal Infrastructure Group Inc.

Date: May 13, 2026	By:	/s/ Jeremy Spivey
Jeremy Spivey
Chief Executive Officer

Date: May 13, 2026	By:	/s/ Mike Rowe
Mike Rowe
Chief Financial Officer