Form 10-Q
period 2026-06-30
Cardinal Infrastructure Group Inc.
filed 2026-08-12
CIK 2079999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the number of shares of Registrant’s Class A Common Stock outstanding was 20,428,610 and the number of shares of Registrant’s Class B Common Stock outstanding was 27,044,449.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cardinal Infrastructure Group Inc.

Condensed Consolidated Balance Sheets

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$339,092,289	$97,149,425
Accounts receivable, net	114,413,290	61,282,268
Contract assets	98,171,438	54,894,260
Prepaid expenses	2,099,136	1,892,615
Other assets	1,306,912	432,584
Total current assets	555,083,065	215,651,152
Property and equipment, net	150,212,265	84,901,602
Operating lease right-of-use assets	20,664,409	8,929,742
Goodwill	133,216,343	23,510,649
Intangible assets, net	101,851,956	15,513,692
Deferred tax assets	52,888,382	46,080,518
Other non-current assets	554,739	—
Total assets	$1,014,471,159	$394,587,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$10,970,395	$6,128,674
Current portion of finance lease liabilities	3,433,406	3,349,359
Current portion of operating lease liabilities	6,187,695	3,814,686
Accounts payable	111,988,244	60,600,099
Accrued expenses	11,486,477	2,956,314
Deferred consideration payable	1,200,000	3,966,618
Contract liabilities	9,230,997	10,831,564
Total current liabilities	154,497,214	91,647,314
Notes payable, less current portion, net of unamortized debt issuance costs	186,069,703	113,152,864
Finance lease liabilities, less current portion	4,071,911	4,974,309
Operating lease liabilities, less current portion	16,886,049	5,851,516
Tax receivable agreement liability	47,156,582	39,423,529
Contingent consideration	12,300,000	—
Total liabilities	420,981,459	255,049,532

Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 20,238,610 and 14,947,318 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,025	1,495
Class B common stock, $0.0001 par value, 500,000,000 shares authorized; 27,234,449 and 23,387,813 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,723	2,339
Additional paid-in capital	236,061,238	57,593,814
Retained earnings	8,957,398	863,593
Accumulated other comprehensive income	33,630	—
Total Cardinal Infrastructure Group Inc. stockholders' equity	245,057,014	58,461,241
Noncontrolling interests	348,432,686	81,076,582
Total equity	593,489,700	139,537,823
Total liabilities and stockholders' equity	$1,014,471,159	$394,587,355

Cardinal Infrastructure Group Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$226,934,438	$106,110,909	$394,443,154	$187,912,174
Cost of revenues, excluding depreciation and amortization	190,886,964	83,511,347	324,206,047	148,789,325
General and administrative	9,024,651	2,965,982	19,166,782	5,091,952
Depreciation expense	6,768,987	6,105,814	12,471,397	11,177,155
Amortization expense	4,824,386	1,782,179	8,391,734	3,309,679
Gain on disposal of property and equipment	(48,998)	—	(51,395)	(110,945)
Income from operations	15,478,448	11,745,587	30,258,589	19,655,008

Other expense:
Interest expense, net	(3,466,263)	(1,581,192)	(5,712,139)	(2,607,468)
Other expense, net	(1,875,001)	(7)	(1,875,001)	(241,407)
Total other expense, net	(5,341,264)	(1,581,199)	(7,587,140)	(2,848,875)
Net income before taxes	10,137,184	10,164,388	22,671,449	16,806,133
Income tax benefit (provision)	1,011,122	(714,261)	(42,107)	(714,261)
Net income	11,148,306	9,450,127	22,629,342	16,091,872
Less: Net income attributable to noncontrolling interests	6,472,939	2,282,422	14,535,537	3,447,186
Net income attributable to Cardinal Infrastructure Group Inc.	$4,675,367	$7,167,705	$8,093,805	$12,644,686
Earnings per share(1):
Basic	$0.30		$0.53
Diluted	$0.26		$0.53
Weighted average shares of Class A common stock outstanding(1):
Basic	15,586,953		15,349,112
Diluted	43,127,603		15,353,808

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the recapitalization transactions and IPO (see Note 14)

Cardinal Infrastructure Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$11,148,306	$9,450,127	$22,629,342	$16,091,872
Other comprehensive income, net of tax:
Unrealized cash flow hedge gain	589,535	—	63,358	—
Realized cash flow hedge loss reclassified to net income	23,229	—	41,042	—
Other comprehensive income	612,764	—	104,400	—
Comprehensive income	11,761,070	9,450,127	22,733,742	16,091,872
Less: comprehensive income attributable to noncontrolling interests	(6,900,169)	(2,282,422)	(14,606,307)	(3,447,186)
Comprehensive income attributable to Cardinal Infrastructure Group Inc.	$4,860,901	$7,167,705	$8,127,435	$12,644,686

Cardinal Infrastructure Group Inc.

Condensed Consolidated Statements of Changes in Stockholders'/Members' Equity (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

		Cardinal Infrastructure Group Inc. stockholders
		Class A Common Stock		Class B Common Stock
	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive income (loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$11,757,715	—	$—	—	$—	$—	$—	$—	$11,596,261	$23,353,976
Net income	5,476,981								1,164,764	6,641,745
Member distributions	(2,640,321)								(157,615)	(2,797,936)
Rollover equity issued in business combinations	—								2,800,000	2,800,000
Balance, March 31, 2025	$14,594,375	—	$—	—	$—	$—	$—	$—	$15,403,410	$29,997,785
Net income	7,167,705								2,282,422	9,450,127
Member distributions	(2,660,337)								(336,420)	(2,996,757)
Rollover equity issued in business combinations									1,740,000	1,740,000
Balance, June 30, 2025	$19,101,743	—	$—	—	$—	$—	$—	$—	$19,089,412	$38,191,155

Balance, December 31, 2025	$—	14,947,318	$1,495	23,387,813	$2,339	$57,593,814	$863,593	$—	$81,076,582	$139,537,823
Net income		—	—	—	—	—	3,418,438	—	8,062,598	11,481,036
Unrealized cash flow hedge losses, net of tax benefit of $24,756		—	—	—	—	—	—	(158,259)	(367,918)	(526,177)
Realized cash flow hedge losses reclassified to net income		—	—	—	—	—	—	6,355	11,458	17,813
Restricted stock awards, net		—	—	—	—	191,852	—	—	—	191,852
Class A stock awards issued in consideration for ALGC Acquisition		345,666	35	—	—	8,489,522	—	—	—	8,489,557
Class B equity issued in consideration for ALGC Acquisition		—	—	4,186,062	418	—	—	—	102,809,264	102,809,682
Balance, March 31, 2026	$—	15,292,984	$1,530	27,573,875	$2,757	$66,275,188	$4,282,031	$(151,904)	$191,591,984	$262,001,586
Net income		—	—	—	—		4,675,367		6,472,939	11,148,306
Unrealized cash flow hedge gains, net of tax benefit of $56,315		—	—	—	—	—	—	177,137	412,398	589,535
Realized cash flow hedge losses reclassified to net income		—	—	—	—	—	—	8,397	14,832	23,229
Restricted stock awards, net		6,200	1	—	—	269,664	—	—	—	269,665
Issuance of Class A common stock sold in secondary public offering and greenshoe, net of underwriting discounts of $16.790 million and other offering costs of $0.568 million		4,600,000	460	—	—	318,440,677	—	—	—	318,441,137

Exchange of Class B Units from Continuing Owners		339,426	34	(339,426)	(34)	2,433,647	—	—	(2,433,647)	—
Establishment of tax receivable agreement liability and corresponding deferred tax assets		—	—	—	—	1,016,242	—	—		1,016,242
Allocation of equity to non-controlling interests		—	—	—	—	(152,374,180)	—	—	152,374,180	—
Balance, June 30, 2026	$—	20,238,610	$2,025	27,234,449	$2,723	$236,061,238	$8,957,398	$33,630	$348,432,686	$593,489,700

Cardinal Infrastructure Group Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$22,629,342	16,091,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,471,397	11,177,155
Amortization of debt issuance costs	275,751	—
Amortization of other intangible assets	8,391,734	3,309,679
Gain on disposal of property and equipment	(51,395)	(110,945)
Noncash stock compensation	461,517	—
Change in fair value of tax receivable agreement liability	1,974,349	—
Earnings from investments in unconsolidated affiliates	—	(95,393)
Provision for deferred income taxes	(43,438)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(34,379,220)	(913,222)
Contract assets	(32,710,166)	(14,340,614)
Prepaid expenses	230,034	(333,966)
Other assets	308,820	(1,707,595)
Accounts payable	39,648,363	7,052,718
Accrued expenses	7,160,234	764,403
Contract liabilities	(4,371,898)	(4,572,010)
Net cash provided by operating activities	21,995,424	16,322,082

Cash flows from investing activities:
Proceeds from the sale of property and equipment	334,291	144,011
Purchases of property and equipment	(33,985,056)	(22,621,352)
Acquisitions, net of cash acquired	(133,432,856)	(19,139,168)
Net cash used in investing activities	(167,083,621)	(41,616,509)

Cash flows from financing activities:
Proceeds from notes payable	113,000,000	38,505,712
Principal payments on notes payable	(38,090,709)	(7,753,497)
Payment of debt issuance costs	(838,501)	—
Principal payments on finance lease obligations	(1,514,248)	(1,436,760)
Payments of deferred consideration	(3,966,618)	(312,501)
Member distributions	—	(5,448,838)
Proceeds from equity offering, net of underwriting discounts	319,010,000	—
Payment of issuance costs	(568,863)	—
Net cash provided by financing activities	387,031,061	23,554,116
Net change in cash	241,942,864	(1,740,311)
Cash
Beginning of period	97,149,425	20,917,108
End of period	$339,092,289	$19,176,797

Supplemental non-cash investing and financing activities:
Purchases of property and equipment acquired through acquisitions	$39,898,289	$11,772,500
Purchases of property and equipment financed with finance leases	695,897	1,442,071
Purchases of property and equipment financed with notes payable	3,412,020	—
Purchases of property and equipment in accounts payable and accrued expenses	73,694	—
Right-of-use assets recognized with operating leases	13,336,266	1,937,837
Unfavorable lease fair value adjustment recognized on acquisition	1,380,000	—
Decrease in accrued and unpaid member distributions	—	345,855

	Six months ended June 30,
	2026	2025
Increase in deferred acquisition consideration payable	—	1,358,331
Unrealized cash flow hedge losses	63,358	—
Class A stock awards issued as consideration for acquisition	8,489,557	—
Class B equity and LLC units issued as consideration for acquisition	102,809,682	—
Fair value of contingent consideration liabilities - Tax Benefit Agreement and Tax Receivable Agreement	12,300,000	—
Rollover equity issued as consideration for acquisitions	—	4,540,000
Establishment of deferred tax asset related to the Tax Receivable Agreement	6,774,946
Establishment of liabilities under the Tax Receivable Agreement	5,758,704	—
Net effect of the Tax Receivable Agreement within additional paid-in capital	1,016,242	—

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

The Company is a full-service, turnkey infrastructure services company operating in the Southeastern United States, specifically North Carolina, South Carolina and Georgia. We provide a comprehensive suite of infrastructure services to the residential, commercial, industrial, municipal, and state infrastructure markets, including wet utility installations, grading, site clearing, erosion control, drilling and blasting, paving, and related site services.

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

As the sole managing member of Cardinal, the Company operates and controls all of the business and affairs of Cardinal and, through Cardinal and its subsidiaries, conducts all of the Company’s business. Accordingly, the Company consolidates the financial results of Cardinal and reports the economic interests in Cardinal held by the Continuing Equity Holders as noncontrolling interests in the condensed consolidated financial statements.

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

The Company used the net proceeds from the IPO to purchase 14,943,750 newly issued LLC units from Cardinal for net payment of approximately $252.3 million in the aggregate and became the sole managing member of Cardinal. Cardinal in turn used $157.5 million of the net proceeds to exchange and redeem 7,500,000 LLC units of Cardinal from certain equity holders of Cardinal (the “Continuing Equity Holders”) and repay approximately $24.3 million of borrowings outstanding under its October 2025 Credit Facility (as defined below). In connection with the IPO, the Company also issued 23,387,813 shares of Class B Common Stock to the Continuing Equity Holders, which was equal to the number of LLC units held by such Continuing Equity Holders at the time of issuance, for nominal consideration.

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

Follow-On Offering

On June 24, 2026, the Company completed an underwritten public offering of its Class A Common Stock, selling an aggregate of 4,600,000 shares (which included 600,000 shares of Class A Common Stock issued upon full exercise of the underwriters’ over-allotment option), at a price of $73.00 per share resulting in net proceeds to the Company of approximately $318 million, after underwriting discount and commission and expenses. The Company has used $33 million of such net proceeds to repay borrowings outstanding under its October 2025 Credit Facility and intends to use the remaining net proceeds for general corporate purposes, which may include funding for acquisitions, working capital requirements, capital expenditures and the repayment, refinancing, redemption or repurchase of indebtedness or other securities.

Redemptions

In June 2026, owners of 339,426 shares of Class B Common Stock exercised their conversion rights for Class A Common Stock. As a result, Cardinal has increased its ownership share in OpCo to 42.63% interest, and Class B holders now own 57.37% interest.

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

2. Significant Accounting Policies

Loss Provisions

The Company evaluates its contracts monthly for potential losses, which considers job performance, site conditions, estimated profitability, and associated claims and change orders. If total estimated costs exceed total expected revenue, the Company records a provision for the full estimated loss in the period the loss is determined. As of June 30, 2026 and December 31, 2025, the Company held an allowance for loss contracts of $11,488 and $135,647 respectively. These provisions are recorded to “Cost of revenues” on the condensed consolidated statements of operations and “Contract liabilities” on the condensed consolidated balance sheets.

Cash

The Company occasionally maintains deposits in excess of federally insured limits. These are identified as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 for all accounts held at a single institution. As of June 30, 2026, and December 31, 2025, the Company had not experienced any losses on these accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Accounts Receivable, Net

Accounts receivable primarily consist of trade receivables due from customers and are stated at the invoiced amount less an allowance for credit losses. Collectability is evaluated using a combination of factors, including past due status based on contractual terms, trends in write-offs and the age of the receivable. Specific events, such as bankruptcies, are also considered when applicable. Adjustments to the reserve for credit losses are made when necessary based on the results of analysis, the aging of receivables and historical and industry trends. The Company periodically evaluates the impact of observable external factors on the collectability of the accounts receivable to determine if adjustments to the reserve for credit losses should be made based on current conditions or reasonable and supportable forecasts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible. Credit related reserves are not material. At June 30, 2026, and December 31, 2025, the Company's allowance for estimated expected credit losses was zero. The opening balance of Accounts receivable, net at January 1, 2025 was $38,304,817.

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

The effect of the change on the three and six months ended June 30, 2026 was a decrease in depreciation expense of approximately $2,429,447 and $3,009,901, respectively, and a corresponding increase in income before income taxes of approximately $2,429,447 and $3,009,901, respectively, compared to what would have been reported under the accelerated method. The effect on net income and earnings per diluted share was approximately $2,199,621 and $0.05, respectively, for the three months ended June 30, 2026 and $2,780,075 and $0.18, respectively, for the six months ended June 30, 2026. The fixed assets will be depreciated over their estimated remaining useful lives as follows:

Asset Group	Useful Lives
Machinery and equipment	5-7 years
Vehicles and trailers	5 years
Office equipment and computers	3-5 years
Leasehold improvements	15 years

Segment Information

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM manages the business activities on a consolidated basis and as such the Company determined it is a single reportable segment. The Company derives revenue in the United States of America from construction projects based in North Carolina, Georgia and South Carolina in 2026.

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

Revenue from Customer A represented 11% and 11%, of consolidated revenue for the three months ended June 30, 2026 and 2025, respectively, and 12% and 11%, of consolidated revenue for the six months ended June 30, 2026 and 2025, respectively. Revenue from this customer was derived from multiple projects, with work performed throughout each period.

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

As of June 30, 2026, June 30, 2025, and December 31, 2025, the carrying value of cash, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. The fair value of notes payable approximates its carrying value as the stated interest rate reflects recent market conditions for similar instruments. Certain assets, including goodwill and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review.

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

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap designated as a cash flow hedge	$—	$115,455	$—	$115,455
Total assets measured at fair value	—	115,455	—	115,455

Liabilities
Contingent consideration — Tax Receivable Agreement (ALGC)	—	—	5,300,000	5,300,000
Contingent consideration — Tax Benefit Agreement (ALGC)	—	—	7,000,000	7,000,000
Total liabilities measured at fair value	$—	$—	$12,300,000	$12,300,000

Derivatives

Derivative Financial Instruments The Company may enter into interest rate derivatives to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. The Company recognizes derivative financial instruments at fair value and presents them within other non-current assets and liabilities in the condensed consolidated balance sheets. Gains and losses from derivatives that are neither designated nor qualify as hedging instruments are recognized in earnings within Other expense, net in the condensed consolidated statements of operations. The Company held no such derivatives during the three and six months ended June 30, 2026. For derivatives that qualify as cash flow hedges, the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. Refer to Note 7 'Notes Payable & Credit Facility' for further information.

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

Equity-Based Compensation

The Company has issued equity-based awards to employees, directors and other service providers. Prior to the IPO and the Reorganization Transactions, those awards included legacy Profit Interest Units ("PIUs") and certain unrestricted legacy units issued in connection with the Company's historical LLC structure, all of which were settled in connection with the Reorganization Transactions. Awards outstanding as of June 30, 2026 consist of Restricted Stock Units ("RSUs") granted under the Company's 2025 Stock Incentive Plan.

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

Effective upon the IPO, the Company granted RSUs to members of its Board of Directors as part of annual director compensation, with vesting terms that vary by award. In connection with the IPO, non-employee directors received two grants in lieu of a pro-rated annual cash retainer: one that vested on December 31, 2025, and one that vests on December 31, 2026. In addition, RSUs granted in lieu of the 2026 annual cash retainers vest in equal quarterly installments through December 31, 2026. These awards are accounted for under ASC 718 using the same grant‑date fair value measurement and recognition principles as employee awards. For awards with graded-vesting features and only service conditions the Company attributes expenses using the straight-line method.

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

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025‑05 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient for measuring expected credit losses on certain short‑term receivables and contract assets when credit losses are expected to be insignificant. The amendments are intended to simplify application of Topic 326 for entities with immaterial credit risk exposure on these balances. ASU 2025‑05 is effective for fiscal years, including interim periods, beginning after December 15, 2025. As early adoption is permitted, the Company has adopted this standard. There is no material impact on the condensed consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03 as an update to ASC Topic 220-40, which will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 was issued to improve the disclosures about a public business entity's expenses and address requests from investors for more disaggregated disclosures about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions (such as general and administrative expenses). In January 2025, the FASB issued ASU 2025‑01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” to clarify the effective date provisions of ASU 2024‑03 related to expense disaggregation disclosures. The Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements.

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

Acquisition of Piedmont

On May 29, 2026, a subsidiary of the Company, Cardinal Civil Contracting Charlotte, LLC, acquired substantially all of the operating assets and certain liabilities of Piedmont Pipe Construction, Inc., a North Carolina corporation ("Piedmont"). Piedmont provides water systems, sewage, and storm drain work for residential, commercial, and industrial projects across North Carolina and South Carolina.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price allocation recognized as of the Piedmont acquisition date was preliminary and is based on provisional estimates of the fair values of the assets acquired and liabilities assumed.

Total purchase consideration was as follows:

Purchase Consideration
Cash	$7,900,000
Deferred consideration	1,200,000
Estimated net working capital adjustment receivable	(753,943)
Total consideration transferred	$8,346,057

The following table summarizes the fair values of the assets acquired and liabilities assumed:

Preliminary Purchase Price Allocation
Accounts receivable	$1,820,840
Property and equipment	3,515,550
Intangible assets:
Customer relationships	520,000
Backlog	94,000
Trade names	416,000
Goodwill	2,171,163
Accounts payable	(191,496)
Total net assets acquired	$8,346,057

The fair value of the receivables acquired approximated their gross contractual amounts. The Company's best estimate at the acquisition date of contractual cash flows not expected to be collected was zero, as the Company expects to collect all amounts due.

The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill. The goodwill recognized is attributable to qualitative factors such as anticipated cost synergies and future growth in the combined business, as well as the value of the assembled workforce acquired. Goodwill recognized in the acquisition is expected to be deductible for U.S. federal income tax purposes and amortized over 15 years.

In connection with the acquisition of Piedmont, the Company entered into a Transition Services Agreement ("TSA") with the seller to provide limited post-closing support, including general contracting and licensing services, business transition activities such as employee and customer introductions, and equipment identification. The TSA was accounted as part of the consideration transferred in the acquisition and recorded within goodwill in the purchase price allocation. Accordingly, no related party expense will be recognized in future periods.

Acquisition of ALGC

On February 18, 2026 (the "Acquisition Date"), Cardinal Civil Contracting Holdings, LLC, acquired 100% of the membership interests of A.L. Grading Contractors, LLC ("ALGC"), a provider of civil construction services including wet utility installation, grading, and other related services to residential, commercial and municipal customers in the Atlanta, Georgia metropolitan market. The acquisition was accounted for as a business combination under ASC 805, Business Combinations.

The purchase price allocation recognized as of the Acquisition Date was preliminary and was based on provisional estimates of the fair values of the assets acquired and liabilities assumed. During the three months ended June 30, 2026, the Company obtained additional information about facts and circumstances that existed as of the Acquisition Date, principally the completion of revised backlog and work-in-process valuation schedules and the estimated fair value of the TRA and TBA. The Company recorded the resulting measurement period adjustments as of the Acquisition Date, with a corresponding adjustment to goodwill. The measurement period remains open and the amounts recognized are subject to further adjustment as the Company completes its acquisition accounting, which will be finalized no later than one year from the Acquisition Date.

The following table summarizes the consideration transferred as previously reported, the measurement period adjustment, and the adjusted amounts:

Purchase Consideration	As previously reported	Measurement period adjustments	As Adjusted
Cash	$115,361,840	$—	$115,361,840
Liabilities assumed and paid at closing	10,358,599	—	10,358,599
Net working capital adjustment escrow (Initial Payment Escrow)	2,400,000	—	2,400,000
Rollover equity	102,809,683	—	102,809,683
Cardinal Group Class A common stock bonus grants	8,489,557	—	8,489,557
Contingent Consideration - Tax Receivable and Benefit Agreements	15,254,000	(2,954,000)	12,300,000
Estimated net working capital adjustment payable	(8,000)	—	(8,000)
Total consideration	$254,665,679	$(2,954,000)	$251,711,679

The following table summarizes the fair values of the assets acquired and liabilities assumed as previously reported, the measurement period adjustments, and the adjusted amounts:

Preliminary Purchase Price Allocation	As previously reported	Measurement period adjustments	As Adjusted
Cash	$2,587,582	$—	$2,587,582
Accounts receivable	16,930,962	—	16,930,962
Contract assets	10,627,298	(60,286)	10,567,012
Prepaid expenses	436,555	—	436,555
Other assets current	199,097	(55,450)	143,647
Other long term assets	426,506	—	426,506
Property, plant and equipment	36,382,739	—	36,382,739
Operating lease right-of-use assets	4,798,645	—	4,798,645
Intangible assets:
Customer relationships	67,900,000	1,700,000	69,600,000
Backlog	18,700,000	(5,100,000)	13,600,000
Non-compete agreements	1,200,000	—	1,200,000
Trade name	9,300,000	—	9,300,000
Goodwill	105,109,288	2,425,242	107,534,530
Accounts payable	(11,548,286)	—	(11,548,286)
Accrued expenses	(1,313,235)	17,000	(1,296,235)
Contract liabilities	(890,826)	(1,880,505)	(2,771,331)
Current portion of operating lease liabilities	(85,148)	—	(85,148)
Operating lease liabilities, less current portion	(6,095,498)	—	(6,095,498)
Total net assets acquired	$254,665,679	$(2,954,000)	$251,711,679

The measurement period adjustments resulted from new information obtained during the three months ended June 30, 2026 about facts and circumstances that existed as of the Acquisition Date. The adjustment to backlog reflects revised backlog revenue and work-in-process percentage-of-completion schedules for contracts in place as of the Acquisition Date, which reduced the estimated fair value of the backlog intangible asset by $5,100,000. The adjustment to customer relationships reflects a corresponding refinement to the valuation of customer relationships as a result of the revised contract-related assumptions used in the backlog valuation, which increased the estimated fair value of the customer relationship intangible asset by $1,700,000. Together these adjustments decreased identifiable intangible assets by $3,400,000.

The measurement period adjustments to the intangible assets resulted in a net reduction in amortization expense of $1,205,970 recognized during the three months ended June 30, 2026, of which $376,742 relates to amortization that would have been recognized in a prior period had the adjustments been recognized as of the Acquisition Date.

Contingent Consideration

During the three months ended June 30, 2026, the Company completed its analysis of the tax attributes underlying the TRA and TBA. The valuation reported as of March 31, 2026 was prepared using preliminary tax modeling assumptions because the underlying tax basis and utilization data were not available in final form at the Acquisition Date. The completed analysis reflects the finalized allocation of the Acquisition Date basis adjustment, which was fixed at closing, and the corresponding revisions to the fair values assigned to acquired intangible assets. As a result, the Company recorded a measurement period adjustment reducing the combined fair value of the TRA and TBA liabilities as of the Acquisition Date by $2,954,000, from $15,254,000 to $12,300,000, with a corresponding offset to goodwill.

The measurement period adjustment reflects information about facts and circumstances that existed as of the Acquisition Date and does not reflect a change in the Company's expectations regarding future taxable income or the timing of utilization of the related tax attributes arising after the Acquisition Date. Because the adjustment was recorded against goodwill, no amounts that would have been recognized in earnings in prior periods resulted from this adjustment.

Neither the TRA nor the TBA limits the aggregate undiscounted amount payable. Payments under the TBA are expected to occur over the fifteen-year period during which the related basis adjustment is amortized for federal income tax purposes, and payments under the TRA are contingent on future exchanges of OpCo units, which the Company cannot predict. The change in the simulated range from the amounts reported as of March 31, 2026 is attributable solely to the measurement period adjustment described above and not to any change in the Company's expectations occurring after the Acquisition Date.

The TRA and TBA liabilities are classified within Level 3 of the fair value hierarchy. The Company estimates fair value using a Monte Carlo simulation model incorporating 100,000 trials, in which projected pre-tax income is simulated on a risk-neutral basis and the resulting tax benefits and required payments are discounted to present value. Significant unobservable inputs are set forth below under the description of Contingent Consideration (TRA and TBA).

The valuation assumes tax savings may be recognized in each year only to the extent of pre-tax income, with excess benefits carried forward as net operating losses subject to the 80% utilization limitation. Significant increases (decreases) in projected pre-tax income would result in a significantly higher (lower) fair value measurement, and significant increases (decreases) in the discount rate or equity volatility would result in a significantly lower (higher) fair value measurement.

A rollforward of the contingent consideration balance is as follows:

	Three months ended June 30, 2026	Six months ended June 30, 2026
Balance at beginning of period, as previously reported	$15,254,000	$—
Initial recognition — acquisition-date fair value of the Tax Receivable Agreement and Tax Benefit Agreement assumed in the ALGC acquisition, as previously reported		15,254,000
Measurement period adjustment recognized in the period, with retrospective effect to the acquisition date	(2,954,000)	(2,954,000)
Acquisition-date fair value, as adjusted		12,300,000
Changes in fair value recognized in earnings	—	—
Payments and settlements	—	—
Transfers into and out of Level 3	—	—
Balance at June 30, 2026	12,300,000	12,300,000

Memorandum — composition of the closing balance
Tax Receivable Agreement (ALGC)	5,300,000	5,300,000
Tax Benefit Agreement (ALGC)	7,000,000	7,000,000
Total contingent consideration	$12,300,000	$12,300,000

There were no unrealized gains or losses recognized in earnings for the three and six months ended June 30, 2026 relating to contingent consideration liabilities held as of June 30, 2026.

Piedmont, ALGC, and Page Pro Forma Information (Unaudited)

The following unaudited pro forma information presents the combined results of operations of the Company, with Piedmont, ALGC, and Page as if the acquisitions had occurred on January 1, 2025. The unaudited pro forma results reflect adjustments for (i) depreciation and amortization of acquired tangible and intangible assets based on the preliminary fair value allocations, and (ii) the related income tax effects of these adjustments. The pro forma information is presented for informational purposes only and does not purport to represent what the actual results of operations would have been had the acquisition occurred on the date indicated, nor is it necessarily indicative of future results of operations.

	Unaudited Proforma for the Company and ALGC		Unaudited Proforma for the Company and Piedmont		Unaudited Proforma for the Company and Page
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	2025
Revenue	$411,206,352	$260,396,563	$397,505,929	$196,756,895	$192,021,847
Net income, including noncontrolling interests	$21,402,759	$24,852,783	$22,281,936	$17,116,230	$16,524,339

The Company's results include $42,713,718 and $59,850,037 of revenue for the three months ended June 30, 2026 and period from February 18, 2026 (the ALGC Acquisition Date) through June 30, 2026 and approximately $2,793,194 and $3,390,742 of net income attributable to ALGC for the three months ended June 30, 2026 and period from February 18, 2026 (the ALGC Acquisition Date) through June 30, 2026, which are included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2026. The three and six months ending June 30, 2026 income amount includes $3,686,119 and $5,956,337 of amortization expense of acquired ALGC backlog and other intangible assets. The three and six months ended June 30, 2026 included transaction-related costs of $455,214 and $2,773,859, respectively, and the three and six months ended June 30, 2025 included transaction-related costs of $68,417 and $223,644, respectively, within general and administrative expenses in the statements of operations.

Fair Value of Intangible Assets

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

Other key assumptions included projected revenues and operating margins for each customer class and a tax amortization period of 15 years. Based on these assumptions, the resulting aggregate fair value of customer relationships was $69.6 million.

The Piedmont customer relationships were valued using the same multi-period excess earnings method. Because Piedmont's customer base is concentrated in a single service line and geographic market, the relationships were not disaggregated by customer class. The valuation applied an attrition rate of 15.0 percent, a discount rate of 26 percent and a tax amortization period of 15 years, resulting in a fair value of $520,000. The Piedmont customer relationship asset is not individually significant to the condensed consolidated financial statements, and quantitative sensitivity disclosures have therefore not been presented.

A hypothetical 200 basis point decrease or increase in the customer attrition rates applied consistently across the commercial, industrial, and residential customer relationship populations would, in the aggregate, result in an approximately

$9.5 million increase or decrease in the fair value of customer relationships. In addition, a hypothetical 100 basis point decrease or increase in the discount rate applied uniformly across all customer relationship populations would, in the aggregate, result in an approximately $4.7 million increase or decrease in the fair value of customer relationships.

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

The Piedmont trade name was valued using the same relief-from-royalty method, applying a a pre-tax royalty rate of 0.75 percent to projected revenue attributable to the trade name, a discount rate of 26 percent, an estimated useful life of one year and a tax amortization period of 15 years. The resulting fair value was $416,000. For the reason described above, quantitative sensitivity disclosures have not been presented for the Piedmont trade name.

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

Intangible Asset Amortization

The ALGC intangible assets will be amortized straight-line over their estimated useful lives of a weighted average of 11.6 years for the customer relationships (nine years for Commercial customers, eight years for Industrial customers, 13 years for Residential customers), 18 months for backlog, four years for non-compete agreements, and ten years for the tradename. The Piedmont intangible assets will be amortized straight-line over estimated useful lives of six years for customer relationships, eight months for backlog and one year for the tradename. Customer relationships, non-compete agreements, backlog amortization and tradename amortization are included in the Amortization expense caption of the condensed consolidated statement of income.

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

The aggregate acquisition-date fair value of the TRA and TBA was $12.3 million as adjusted ($5.3 million attributable to the TRA and $7.0 million attributable to the TBA), determined using a Monte Carlo simulation model with 100,000 trials. The key inputs to the model included: (i) management's projected pretax book income for fiscal years 2026 through 2030, extended through 2053 at a normalized long-term growth rate of 3.0%; (ii) book-to-tax adjustments to convert pretax book income to a tax basis, including immediate bonus depreciation of the fixed asset step-up and 15-year amortization of intangible assets; (iii) annual net operating loss carryforward mechanics capped at 80% of pretax income in any year; (iv) an 85% payment percentage applied to cumulative net realized tax benefits; and (v) an equity volatility assumption of 58.0%, derived from the observed 20-year average equity volatility of a group of guideline public companies and re-levered to reflect the Company’s capital structure, reflecting the equity-linked nature of the underlying cash flows. A metric risk premium was applied to adjust management's pretax income projections to a risk-neutral perspective, based on the Company’s cost of equity capital of 24.0% relative to the guideline public company median. This measurement is classified within Level 3 of the ASC 820 fair value hierarchy due to the use of significant unobservable inputs, including projected taxable income, future tax rates, and the timing of future OpCo unit exchanges.

A 200 basis point increase in the discount rate variable would decrease the combined value of the TRA and TBA by $640,000, while a 200 basis point decrease would increase the value by $630,000. A 500 basis point increase in the volatility variable would decrease the combined value of the TRA and TBA by $770,000, while a 500 basis point decrease would increase the value by $730,000.

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

Fair Value of Backlog

The Company recognized an identifiable intangible asset for contractual backlog related to non‑cancellable construction contracts in place as of the acquisition dates for ALGC and Piedmont. The backlog assets are included in "Other intangible assets" on the condensed consolidated balance sheets. The backlog represents the estimated future profit margin to be realized from these contracts and is considered a finite‑lived intangible asset.

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

ALGC Backlog: For the ALGC acquisition, unobservable inputs (Level 3) to the valuation included:

•
The backlog intangible asset was measured at $13.6 million as adjusted, based on executed contracts, with gross backlog revenue of $129.2 million, comprised of $8.5 million of residential backlog, $2.6 million of industrial backlog, $1.4 million of multifamily backlog and $1.1 million of commercial backlog
•
Estimated profit margin: 26.7% for residential, 27.6% for multifamily, 27.2% for commercial, and 28.3% for industrial backlog
•
Backlog realization period: 18 months across all backlog categories
•
Discount rate: 17% across all backlog categories

The most significant assumption in the ALGC valuation is the estimated gross margin. A hypothetical 200 basis point increase (decrease) in the profit margin assumption across each sector would increase (decrease) the combined fair value of the backlog asset by approximately $2.0 million. Changes in the estimated realization period and discount rate would not have a material effect on the valuation given the short realization period.

The ALGC backlog intangible asset is amortized straight-line over its estimated realization period of approximately 18 months through August 2027, which reflects the pattern in which the economic benefits were expected to be consumed. Based on the ALGC backlog asset’s adjusted carrying amount of $13,600,000 at the acquisition date and its estimated 18 month useful life, $3,319,048 was recognized as amortization expense during the six months ended June 30, 2026 in the condensed consolidated statements of operations, while $7,852,381 will be amortized in 2026 and $5,747,619 will be amortized in 2027.

Piedmont Backlog: For the Piedmont acquisition, unobservable inputs (Level 3) to the valuation included:

•
Gross backlog totals $6.3 million, based on executed contracts, substantially all of which were scheduled for completion by December 31, 2026. The backlog was valued as a single pool by expected fulfillment date rather than by end market
•
Estimated profit margin: 10.4%, measured on an EBITA basis, across all backlog
•
Backlog realization period: eight months
•
Discount rate: 20.5%

The most significant assumption in the Piedmont valuation is the estimated profit margin. The backlog intangible asset was measured at $94,000 and is not individually significant to the condensed consolidated financial statements; quantitative sensitivity disclosures have therefore not been presented.

The Piedmont backlog intangible asset is amortized straight-line over its estimated realization period of approximately eight months through January 2027, which reflects the pattern in which the economic benefits were expected to be consumed. Based on the Piedmont backlog asset’s carrying amount of $94,000 at the acquisition date and its estimated eight month useful life, $11,750 was recognized as amortization expense during the six months ended June 30, 2026 in the condensed consolidated statements of operations, while $82,250 will be amortized in 2026 and $11,750 will be amortized in 2027.

Piedmont, ALGC and Red Clay Measurement Period

The Red Clay, ALGC, and Piedmont acquisitions each remain within their respective measurement periods, which close on October 1, 2026, February 18, 2027 and May 29, 2027, respectively. The fair values assigned to contingent consideration, equipment, intangible assets, related deferred income tax balances, and goodwill amounts deductible for income tax purposes are preliminary and are based on the information available as of the respective acquisition dates. The Company will continue to evaluate these items during the measurement periods and will record adjustments to the provisional amounts as necessary. Such adjustments may be material.

4. Contract Assets and Liabilities, and Provision for Contract Losses

Contract assets and liabilities consisted of the following amounts as of each period end:

	June 30, 2026	December 31, 2025
Contract assets:
Costs and estimated earnings in excess of billings on uncompleted contracts	$48,805,559	$27,949,597
Conditional retainage	49,365,879	26,944,663
Total contract assets	$98,171,438	$54,894,260
Contract liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	$18,233,190	$18,792,435
Less: Conditional retainage	(9,013,681)	(8,096,518)
Provision for contract losses	11,488	135,647
Total contract liabilities	$9,230,997	$10,831,564
Net contract assets (liabilities)	$88,940,441	$44,062,696

Conditional retainage is a type of contract asset, but is reported in the table above and on the condensed consolidated balance sheets within “Contract assets” and “Contract liabilities” on a contract-by-contract basis. The Company's total conditional retainage receivable balance was $58,379,560 at June 30, 2026 and $35,041,181 at December 31, 2025.

Total contract assets increased at June 30, 2026 by $43,277,178 compared to December 31, 2025 due to (1) an increase in unbilled revenue on in-process contracts due to the timing of advance billings and work progression, (2) an increase in conditional retainage from increased billings and the timing of retainage receipts, and (3) an increase of $10,567,012 of acquired contract assets from the ALGC business combination in 2026 (Note 3).

Total contract liabilities decreased at June 30, 2026 by $1,600,567 compared to December 31, 2025 due to a decrease in the timing of advance billings and work progression, and a lower magnitude and fewer anticipated losses on customer contracts within the provision for contract losses. These decreases were partially offset by lower conditional retainage related to advanced billing contracts, as well an increase of $2,771,331 of acquired contract liabilities from the ALGC business combination in 2026 (Note 3).

Revenue recognized during the six months ended June 30, 2026 and 2025 that were included in the opening balance of billings in excess of costs and estimated earnings (a component of Contract liabilities) was $17,887,393, and $22,766,900, respectively.

At June 30, 2026, the Provision for contract losses included 10 contracts, with individual contract losses ranging from less than $100 to $4,500. At December 31, 2025, the Provision for contract losses included 9 contracts, with individual contract losses ranging from $1,000 to $70,000. The following table presents a reconciliation of the beginning and ending balances of the Company's Provision for contract losses:

	June 30, 2026	December 31, 2025
Opening balance January 1 within Contract liabilities	$135,647	$4,039,488
Additions - new loss provisions within Cost of revenues	2,990	9,798
Utilization - losses realized within Cost of revenues	(127,149)	(3,913,639)
Ending balance within Contract liabilities	$11,488	$135,647

5. Revenue

As of June 30, 2026 and December 31, 2025, the Company’s remaining performance obligations were $619,648,550 and $516,764,766, respectively, all of which is expected to be recognized within the next eighteen months. As of June 30, 2026 the Company expects to recognize $556.5 million within the next 12 months and the remaining $63 million in the period from 13 to 18 months from these performance obligations. These amounts represent the aggregate amount of revenue expected to be recognized on contracts for which performance has commenced but is not yet complete. These obligations are derived from the transaction price allocated to unsatisfied or partially satisfied performance obligations under existing contracts.

Revenue recognized from performance obligations satisfied in prior periods resulted in a net increase of approximately $674,000 and $1,013,000 in the three and six month periods ended June 30, 2026, respectively, and a net increase of $778,000 and a decrease of $108,000 for the three and six month periods ended June 30, 2025, respectively, primarily due to the resolution of previously unresolved change orders.

In the six months ended June 30, 2026 and 2025, the Company's sales projects all reside within the same geographical market: North Carolina, South Carolina, and Georgia (subsequent to the acquisition of ALGC in February 2026) in the United States. The Company expanded its presence in the Charlotte, North Carolina market through the acquisitions of Purcell in January 2025, and Red Clay in October 2025, expanded its presence in the Greensboro, North Carolina market through the acquisition of Page in May 2025, and entered the Georgia market through the acquisition of ALGC in February 2026 (Note 3). The Company historically has minimal credit loss from collections and therefore believes the collections and economic risks across its customers are similar.

The Company's customers in the Private sector primarily consist of national and regional home builders. Public sector customers include government agencies such as the department of transportation. Private sector customers comprised 91% of the Company's revenue in the six months ended June 30, 2026 and 96% in the six months ended June 30, 2025, while Public sector customers comprised 9% of the Company's revenue in the six months ended June 30, 2026 and 4% in the six months ended June 30, 2025.

In the six months ended June 30, 2026 and 2025, respectively, 99% and 99% of the Company's revenue relates to fixed price contracts, with the remaining 1% and 1% relating to time and material billed contracts. Typically, there is more risk with fixed-price contracts, and unforeseen events and circumstances can alter the estimate of the costs and potential profit. However, fixed price contracts offer additional profit when the Company completes the work for less cost than originally estimated. Time and material contracts generally are subject to lower risk, and as such, the associated fees are usually lower than fees earned on fixed-price contracts.

The Company's primary customer contracts are for 'turn key land development' projects that generally take 12 to 18 months to complete. Contracts that are not turn key land development will typically be for a smaller subset of the Company's services, such as for standalone paving contracts, which generally are complete in one to three months. Revenue from these short duration contracts comprised approximately 3% of the Company's revenue in the six months ended June 30, 2026, and 2% in the six months ended June 30, 2025.

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Machinery and equipment	$179,585,231	$118,867,241
Vehicles and trailers	42,473,868	30,252,251
Office equipment and computers	2,232,278	1,760,490
Leasehold improvements	1,369,415	1,041,123
Construction in progress	11,450,957	8,018,256
Total property and equipment	237,111,749	159,939,361
Accumulated depreciation	(86,899,484)	(75,037,759)
Total Property and equipment, net	$150,212,265	$84,901,602

The Company capitalized interest of $156,003 and $296,847 during the three and six months ended June 30, 2026 to Construction in progress. No interest was capitalized in the three months ended June 30, 2025.

7. Notes Payable & Credit Facility

Notes payable consisted of the following at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025

Note payable under the October 2025 Credit Facility, bearing interest based on the Secured Overnight Financing Rate (“SOFR”) plus 2.375%, with interest payable monthly and scheduled quarterly principal amortization, maturing October 31, 2030. In February 2026, the Company entered into the First Amendment to the Credit Agreement, which provided for an additional term loan advance of $80.0 million, increasing the aggregate outstanding principal balance from $120.0 million to $200.0 million. Quarterly principal installments of $2.5 million are due through September 30, 2027, $3.75 million from December 31, 2027 through September 30, 2030, with the remaining principal due as a final balloon payment on October 31, 2030. The effective interest rate, inclusive of the amortization of deferred financing costs, was 6.25% at June 30, 2026.

	$195,000,000	$120,000,000

Note payable under four separate equipment financing notes entered into in June 2026 in an aggregate original principal amount of $3,412,020, used to finance the purchase of heavy construction equipment, payable in 48 equal monthly installments of principal (and interest, where applicable) commencing July 11, 2026 and maturing June 2030. Aggregate monthly payments under the notes are approximately $73,302. The notes consist of a $1,361,540 note bearing interest at a fixed rate of 3.74% per annum, a $578,200 non-interest-bearing note, a $668,300 non-interest-bearing note, and a $803,980 non-interest-bearing note. As of June 30, 2026, no payments had been made under the notes, as the first scheduled payment date had not yet occurred.

	3,412,020	-
Unsecured subordinated notes payable to various sellers. Notes payable are due in (a) quarterly installments of $125,000 plus interest at 7% through September 2025, with $0 outstanding as of September 30, 2025 and (b) semi-annual payments of $25,422 including interest at 5% through July 2027 unless seller’s employment agreement is terminated without cause in which all principal and interest would be payable immediately. The effective interest rate was 5.00% at June 30, 2026.	45,980	91,378
Note payable to a financial institution, bearing interest based on Compounded SOFR, calculated daily, with interest payable monthly and scheduled monthly principal amortization, maturing January 1, 2031. Monthly principal installments of $7,552 are due through December 1, 2030, with the remaining principal balance of $641,927 due as a final balloon payment on January 1, 2031. The effective interest rate was 6.14% at June 30, 2026.	1,042,188	1,087,500
Total Notes Payable	199,500,188	121,178,878
Less Current Portion	10,970,395	6,128,674
Less Unamortized Debt Issuance Costs	2,460,090	1,897,340
Long-Term Portion	$186,069,703	$113,152,864

Future maturities of notes payable are as follows as of June 30, 2026:

Remainder 2026	$5,453,351
2027	12,226,848
2028	15,943,333
2029	15,956,273
2030	149,278,455
Thereafter	641,927
$199,500,188

October 2025 Credit Facility

On October 1, 2025, Cardinal NC, Cardinal and certain wholly owned subsidiaries entered into a credit facility (the "October 2025 Credit Facility") with Truist Bank, as administrative agent and lender, which provides for a $75.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility, and a $120.0 million senior secured term loan facility. The October 2025 Credit Facility matures on October 1, 2030 and is secured by substantially all assets of the Company and subsidiary guarantors. Borrowings bear interest, at the borrower's option, at either the base rate, SOFR Index, or Term SOFR, plus an applicable margin ranging from 0.875% to 1.625% per annum for base rate borrowings and 1.875% to 2.625% per annum for SOFR-based borrowings, in each case based on the Company's leverage ratio. Amounts under the term loan facility amortize quarterly, commencing March 31, 2026, in aggregate annual amounts equal to 5.0% of the original principal during the first two years and 7.5% during years three through five, with the remaining balance due at maturity. The October 2025 Credit Facility contains certain financial covenants and other customary affirmative and negative covenants. As of June 30, 2026 and December 31, 2025, outstanding borrowings under the term loan facility and revolving credit facility totaled $195.0 million and $120 million, respectively. As of June 30, 2026, the effective interest rate on outstanding borrowings was 6.25%. As of June 30, 2026, the Company was in compliance with all covenants under the October 2025 Credit Facility.

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

Other Financing Activity

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

In June 2026, four separate equipment financing notes were entered into in an aggregate original principal amount of $3,412,020, used to finance the purchase of heavy construction equipment, payable in 48 equal monthly installments of principal (and interest, where applicable) commencing July 11, 2026 and maturing June 2030. Aggregate monthly payments under the notes are approximately $73,302. The notes consist of a $1,361,540 note bearing interest at a fixed rate of 3.74% per annum, a $578,200 non-interest-bearing note, a $668,300 non-interest-bearing note, and a $803,980 non-interest-bearing note.

Total interest incurred during the six months ended June 30, 2026 and 2025 was $6,621,519 and $2,729,287 respectively. Substantially all of the carrying value of assets of the Company are pledged as collateral at June 30, 2026 and December 31, 2025, respectively.

Interest Rate Swap and Risk Management Objectives

The Company is exposed to interest rate risk on its variable-rate borrowings. To manage this exposure, in January 2026, the Company entered into a pay-fixed, receive-floating interest rate swap with an initial notional amount of $60 million, reducing each quarter in proportion to 50% of the October 2025 Credit Facility. The Company has designated this instrument as a cash flow hedge of the variability in interest payments on Term SOFR debt. Under the swap, the Company pays a fixed rate of 3.80% and receives one-month Term SOFR. The swap matures on October, 2030. At inception and quarterly thereafter, the Company assesses, both prospectively and retrospectively whether the derivative is highly effective in offsetting changes in the cash flows of the hedged item. Changes in the fair value of the swap are recorded in accumulated other comprehensive income (loss) ("AOCI") and reclassified into interest expense in the same period the hedged interest payments affect earnings. As of June 30, 2026, the Company had recorded an asset of $114,921 as a component of other non-current assets representing the fair value of $59,250,000 notional for a single instrument of SOFR pay-fixed, receive-floating interest rate swap. The fair value of the swap is determined using a discounted cash flow model based on observable market inputs, including the SOFR forward curve, and is classified as Level 2 within the fair value hierarchy.

For the three and six months ended June 30, 2026, the Company recognized unrealized gains of $589,535 and $63,358 respectively, net of tax, in other comprehensive income. Amounts reclassified from AOCI to increase interest expense was $23,229 and $41,042 for the same periods. The Company estimates that approximately $106,618 of net losses currently in AOCI will be reclassified into earnings over the next twelve months.

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

The assets and liabilities under the finance leases are recorded at the present value of the future minimum lease payments. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Following is a summary of equipment held under the finance leases at June 30, 2026, and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Equipment	$16,360,122	$15,919,545
Accumulated depreciation	(10,723,898)	(9,975,175)
	$5,636,224	$5,944,370

Future minimum lease payments as of June 30, 2026 were as follows:

	Finance Leases	Operating Leases
Remainder 2026	$2,084,861	$3,779,889
2027	3,353,543	7,122,300
2028	1,562,652	5,076,584
2029	894,592	2,825,311
2030	60,093	2,168,115
Thereafter	-	8,669,700
Total future undiscounted lease payments	7,955,741	29,641,899
Less: Imputed interest	(450,424)	(6,568,155)
Lease liabilities	7,505,317	23,073,744
Less: Current portion of lease liabilities	(3,433,406)	(6,187,695)
Long-term portion of lease liabilities	$4,071,911	$16,886,049

The components of lease costs are as follows:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Amortization of finance lease assets	$861,963	$827,453
Interest in finance lease liabilities	93,194	115,701
Operating lease cost	1,712,944	952,708
Short-term lease costs	7,500	—
Total lease costs	$2,675,601	$1,895,862

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Amortization of finance lease assets	$1,343,687	$1,577,136
Interest in finance lease liabilities	174,245	228,749
Operating lease cost	3,059,705	1,849,961
Short-term lease costs	7,500	—
Total lease costs	$4,585,137	$3,655,846

The net change in ROU asset and operating lease liability is included in the net change in other assets in the condensed consolidated statements of cash flows. Other required information related to the Company’s lease obligations were as follows:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$(1,514,248)	$(1,436,760)
Operating cash flows from operating leases	(2,768,831)	(1,843,015)
Assets obtained in exchange for lease obligations (non-cash)
Property and equipment via finance leases	695,897	1,442,071
Right-of-use assets via operating leases	13,336,266	1,937,837

As of June 30, 2026 and December 31, 2025 the weighted-average discount rate for operating leases was 6.85% and 5.53%, respectively. The weighted-average remaining operating lease term as of June 30, 2026 and 2025, was 6.28 and 2.79 years, respectively. As of June 30, 2026 and December 31, 2025, the weighted-average discount rate for finance leases was 4.83% and 4.56%, respectively and the weighted-average remaining lease term was 2.23 years and 2.47 years, respectively.

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

9. Goodwill and Intangible Assets

The changes in the gross carrying amount of goodwill are as follows:

Six months ended June 30, 2026
Beginning balance	$23,510,649
Goodwill acquired in current‑period business combinations	107,280,451
Measurement Period Adjustments	2,425,243
Ending balance	$133,216,343

Additions to goodwill are from acquisitions detailed in Note 3 – Business Combinations. The Company did not identify any goodwill impairment triggering events during the three and six months ended June 30, 2026 and 2025.

The following table presents finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		June 30, 2026			December 31, 2025
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Backlog	1.1	$21,236,000	$(10,872,798)	$10,363,202	$7,542,000	$(6,479,500)	$1,062,500
Customer relationships	10.6	84,720,000	(3,788,544)	80,931,456	14,600,000	(523,808)	14,076,192
Trade name	8.8	10,216,000	(749,181)	9,466,819	500,000	(125,000)	375,000
Non-compete agreements	3.7	1,200,000	(109,521)	1,090,479	—	—	—
Total	9.0	$117,372,000	$(15,520,044)	$101,851,956	$22,642,000	$(7,128,308)	$15,513,692

In the six months ended June 30, 2026 and 2025 amortization expense was $8,391,734 and $3,309,679, respectively. The estimated aggregate amortization expense for each of the next five years is as follows:

Remainder 2026	$9,653,261
2027	15,365,557
2028	9,432,855
2029	9,432,855
2030	9,173,334
Thereafter	48,794,095
Total	$101,851,957

10. Equity and Noncontrolling Interest

Equity

Subsequent to the IPO, the authorized capital of Cardinal Infrastructure Group Inc. is comprised of Class A Common Stock, Class B Common Stock and Preferred Stock.

Class A Common Stock

Cardinal Infrastructure Group Inc.’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Each share of Class A Common Stock entitles its holder to one vote per share on all matters presented to Cardinal Infrastructure Group Inc.’s stockholders. Holders of Class A Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors of Cardinal Infrastructure Group Inc. As of June 30, 2026, there were 20,238,610 shares of Class A Common Stock issued and outstanding.

Class B Common Stock

Cardinal Infrastructure Group Inc.’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Each share of Class B Common Stock entitles its holder to one vote per share on all matters presented to Cardinal Infrastructure Group Inc.’s stockholders. Shares of Class B Common Stock have no economic rights, including no right to receive dividends or distributions upon a liquidation of Cardinal Infrastructure Group Inc. Shares of Class B Common Stock may only be held by the Continuing Equity Holders and their respective permitted transferees. As of June 30, 2026, there were 27,234,449 shares of Class B Common Stock issued and outstanding.

During the three and six months ended June 30, 2026, Continuing Equity Holders exchanged 339,426 LLC units, together with an equal number of shares of Class B Common Stock, for 339,426 newly issued shares of Class A Common Stock. The shares of Class B Common Stock so transferred were cancelled. As a result of these exchanges, $2,433,647 was reclassified from noncontrolling interests to additional paid-in capital.

Preferred Stock

Cardinal Infrastructure Group Inc.’s amended and restated certificate of incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The preferred stock may be issued by the Board of Directors in one or more series without stockholder approval, with such designations, voting powers, preferences, and relative, participating, optional and other special rights as shall be set forth in the resolutions providing for the issuance thereof. As of June 30, 2026, no shares of preferred stock were issued or outstanding.

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

Cardinal Infrastructure Group Inc. is the sole managing member of OpCo, holds 100% of the voting rights of OpCo and consolidates the financial results of OpCo. The Continuing Equity Holders' interests in OpCo are reported as noncontrolling interests in the condensed consolidated financial statements.

Net income and other comprehensive income of OpCo are attributed to the noncontrolling interests based on the weighted-average percentage of LLC units held by the Continuing Equity Holders relative to all outstanding LLC units during the period, which was 63.85% and 64.11% for the three and six months ended June 30, 2026, respectively. Income tax expense of Cardinal Infrastructure Group Inc. is attributed entirely to the controlling interest.

Changes in Cardinal Infrastructure Group Inc.'s ownership interest in OpCo while it retains its controlling financial interest — including the exchange of LLC units for Class A Common Stock, the issuance of LLC units to Cardinal Infrastructure Group Inc. in connection with issuances of Class A Common Stock, and the issuance of LLC units to Continuing Equity Holders — are accounted for as equity transactions in accordance with ASC 810-10-45-23. On each such transaction the carrying amount of the noncontrolling interests is adjusted to reflect the change in their ownership interest in OpCo, with the difference recognized in additional paid-in capital. No gain or loss is recognized in net income.

The noncontrolling interests' ownership percentage changes over time as Continuing Equity Holders exchange LLC units for shares of Class A Common Stock and as Cardinal Infrastructure Group Inc. or OpCo issues additional LLC units.

In connection with the acquisition of ALGC (refer to Note 3), OpCo issued 4,186,062 LLC units to the Seller as rollover equity, together with an equal number of shares of the Company's Class B Common Stock, par value $0.0001 per share. The LLC Units and corresponding Class B Common Stock were valued at $102,809,683 based on the closing share price of the Company's Class A Common Stock of $24.56 on the acquisition date and were accounted for as consideration transferred in the business combination in accordance with ASC 805. The LLC units issued to the Seller were recorded within noncontrolling interests at their fair value of $102,809,683 on the acquisition date in accordance with ASC 805-20-30-1. The issuance increased the Continuing Equity Holders' ownership interest in OpCo from 61.01% to 64.32%.

During the six months ended June 30, 2026, OpCo issued LLC units to Cardinal Infrastructure Group Inc. as follows: 4,600,000 units in connection with the follow-on offering of Class A Common Stock (refer to Note 1); 6,200 units in connection with the vesting of restricted stock awards under the 2025 Stock Incentive Plan (refer to Note 11); and 339,426 units acquired from Continuing Equity Holders on the exchanges described above. In addition, OpCo issued 345,666 LLC units to Cardinal Infrastructure Group Inc. in connection with the Class A Common Stock issued as consideration in the ALGC acquisition (refer to Note 3).

The following table summarizes the ownership of LLC units of OpCo as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	LLC Units	Ownership %	LLC Units	Ownership %
Cardinal Infrastructure Group Inc.	20,238,610	42.63%	14,947,318	39.00%
Continuing Equity Holders	27,234,449	57.37%	23,387,813	61.00%
Total	47,473,059	100.00%	38,335,131	100.00%

As of June 30, 2026, 27,234,449 shares of Class A Common Stock were issuable upon exchange of the outstanding LLC units and corresponding shares of Class B Common Stock held by the Continuing Equity Holders.

No dividends were declared or paid on the Class A Common Stock during the three and six months ended June 30, 2026. Shares of Class B Common Stock have no economic rights and are not entitled to dividends.

The following table summarizes the effects on the Company's equity of changes in its ownership interest in OpCo, for the three and six months ended June 30, 2026:

	Three months ended June 30, 2026	Six months ended June 30, 2026
Net income attributable to Cardinal Infrastructure Group Inc.	$4,675,367	$8,093,805
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital on the exchange of LLC units	2,433,647	2,433,647
Increase in additional paid-in capital on establishment of the tax receivable agreement liability and related deferred tax assets	1,016,242	1,016,242
Decrease in additional paid-in capital on reallocation of equity to noncontrolling interests	(152,374,179)	(152,374,179)
Net transfers (to) from noncontrolling interests	(148,924,290)	(148,924,290)
Change from net income attributable to Cardinal Infrastructure Group Inc. and transfers (to) from noncontrolling interests	$(144,248,923)	$(140,830,485)

Operating Subsidiaries and Pre-IPO Noncontrolling Interests

The Company conducts its operations through Cardinal NC and the following wholly owned subsidiaries: Aviator Paving Company, LLC (“APC”), providing integrated paving services; Civil Transport, LLC (“CT”), providing transport services; Cardinal Civil Contracting NC, LLC (“CCCNC”), providing grading services; Civil Drilling & Blasting, LLC (“CDB”), providing drilling and blasting services; Cardinal Civil Contracting Charlotte, LLC (“CCCC”), providing expanded operations in the Charlotte, North Carolina region; Cardinal Civil Contracting Triad, LLC (“Triad”), providing expanded operations in the Greensboro, North Carolina region; Civil Underground and Boring Company, LLC (“Boring Newco”), established for underground utility and boring services; Aviator Paving Company Charlotte, LLC (“APCC”), providing expanded paving operations in the Charlotte market; and A.L. Grading Contractors, LLC (“ALGC”), acquired on February 18, 2026, providing asphalt paving, curbing and resurfacing services in the Atlanta, Georgia market. All subsidiaries were wholly owned by Cardinal NC as of June 30, 2026.

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

As of June 30, 2026, in addition to the ALGC Class A awards, the December 2025 Director Stock Awards, and the 2026 Director Retainer awards discussed below were issued under the Plan. As of June 30, 2026 there were 3,262,835 shares of Class A common stock available for issuance under the plan.

The legacy Profit Interest Units outstanding prior to the IPO were settled in connection with the Reorganization Transactions in December 2025. No compensation cost related to those awards was recognized during the three and six months ended June 30, 2026, and no unrecognized cost remains.

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

Prior to the Non-Employee Director Compensation Program the directors elected to receive their 2025 cash retainer in the form of RSUs. As a result of this election, the Company recognized an additional grant of 12,404 RSUs in the three months ended March 2026 and recognized $191,852 of stock-based compensation expense. The fair value of the restricted stock units was based on the Company’s closing share price on December 31, 2025 of $24.18 per share, which represents a Level 1 input under the fair value hierarchy. Subsequent to the Annual Meeting, the Company recognized an additional grant of 7,722 RSUs in the three months ended June 2026 and recognized $269,664 of stock-based compensation expense. The fair value of the restricted stock units was based on the Company’s closing share price on June 5, 2025 of $60.46 per share, which represents a Level 1 input under the fair value hierarchy.

As of June 30, 2026, the Company had $861,306 of unrecognized compensation cost related to 36,187 unvested awards, based on a weighted‑average grant‑date fair value of $32.04 per award. This amount is expected to be recognized over a weighted‑average period of 6.5 months, corresponding to remaining service periods through to June 5, 2027.

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

Changes in estimates of contract revenue, cost, or extent of completion are accounted for in the period the changes become known. Such changes are considered normal recurring adjustments inherent in the cost-to-cost revenue recognition method. The effect of changes in estimates for contracts in progress at December 31, 2025 increased revenue for the six months ended June 30, 2026 by $206,509. The effect of changes in estimates for contracts in progress at December 31, 2024 decreased revenue for the six months ended June 30, 2025 by $188,734.

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

Because the Company consolidates OpCo for financial reporting purposes, its consolidated effective tax rate will vary from period to period based on multiple factors, including changes in the Company’s ownership of OpCo, the geographic mix of earnings, changes in tax law, and differences in tax rates among jurisdictions. The Company’s income tax provision includes U.S. federal, state, and local income taxes, as applicable.

At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items.

For the three and six month period ended June 30, 2026, the Company calculated an effective tax rate of (9.97%) and 0.19%, respectively, on pre-tax book income of $10,137,184 and $22,671,449, respectively, and booked a total tax expense of ($1,011,122) and $42,107 respectively.

The Company's sole material asset is its investment in OpCo, which is treated as a partnership for U.S. income tax purposes and for purposes of certain jurisdictional income taxes. OpCo's net taxable income and any related tax credits are passed through to its partners and are included in the partners' tax returns, even though such net taxable income or tax credits may not have actually been distributed. While the Company consolidates OpCo for financial reporting purposes, the Company will be taxed on its share of earnings of OpCo not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on allocable earnings of OpCo. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its condensed consolidated financial statements under GAAP. As a result, the Company's effective tax rate differs materially from the statutory rate. The primary factor impacting the effective tax rate is income attributable to noncontrolling interests that is not subject to corporate income tax and non-deductible expenses. For the six month period ended June 30, 2025, and prior to the completion of the Company's IPO, Cardinal NC was organized as a limited liability company and treated as a partnership for U.S. federal and state income tax purposes. As a pass-through entity in 2025, Cardinal NC was not subject to U.S. federal corporate income tax, and a $714,261 provision for corporate income taxes was recorded in relation to pass-through entity taxes for the six-months to June 30, 2025.

Tax Receivable Agreement

In connection with the IPO and Reorganization Transactions, PubCo entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Cardinal Civil Contracting Holdings LLC and the Continuing Equity Holders, which provides for the payment by PubCo to the Continuing Equity Holders of 85% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that PubCo actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of Cardinal Civil Contracting Holdings LLC’s assets resulting from (a) the purchase of LLC interests from such Continuing Equity Holders, including with the net proceeds from the IPO and any subsequent offerings or (b) redemptions or exchanges by such Continuing Equity Holders of LLC interests for shares of Class A common stock or for cash, as applicable, and (ii) certain other tax benefits related to PubCo making payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are due within five (5) business days after delivery of the applicable schedule calculating the realized tax benefits and related payment amount, once such schedule becomes final in accordance with the Tax Receivable Agreement. The benefit schedule is required to be delivered within one hundred eighty (180) calendar days after the due date (including extensions) of the applicable annual federal income tax return for the relevant taxable year, and payments are based on the actual tax savings realized by PubCo. Substantially all payments due under the Tax Receivable Agreement are payable over fifteen years following the purchase of LLC interests from Continuing Equity Holders or redemption or exchanges by Continuing Equity Holder of LLC interests. The Company will account for the income tax effects resulting from taxable redemptions or exchanges of LLC interests by Continuing Equity Holder owners for shares of Class A common stock or cash, as the case may be, and purchases by PubCo of LLC interests from Continuing Equity Holders owners by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of each redemption, exchange, or purchase, as the case may be. Further, PubCo evaluates the likelihood that it will realize the benefit represented by the deferred tax asset, and, to the extent that the PubCo estimates that it is more likely than not that it will not realize the benefit, it reduces the carrying amount of the deferred tax asset with a valuation allowance. The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact PubCo's actual tax savings realized, will be reflected in income before taxes on the condensed consolidated statements of operations in the period in which the change occurs.

As part of the ALGC acquisition on February 18, 2026, Diamond Interests Group LLC and the Seller Owners became parties to the pre-existing TRA as Continuing Equity Holders upon the issuance of their 4,186,062 OpCo units (rollover equity). Additionally, concurrently with the acquisition of ALGC, the company entered into a TBA with the Seller Owners. In connection with the accounting for ALGC acquisition, the Company recorded a fair value of $12.3 million for both the TRA and TBA liability as contingent consideration. See Note 3 for details on the valuation assumptions.

As of June 30, 2026, the tax receivable agreement liability on the condensed consolidated balance sheet totaled $47,156,582 which represents the Company's estimate of 85% of the amount of tax benefits, if any, that the Company expects to realize (or in some circumstances is deemed to realize) related to the tax basis adjustments as such savings are realized. As each of the Continuing Equity Owners elects to convert their remaining LLC Interests into Class A common stock, the Company will succeed to their aggregate historical tax basis which will create a net tax benefit to the Company. These tax benefits are expected to be amortized over 15.0 years pursuant to Sections 743(b) and 197 of the Code. The Company will only recognize a deferred tax asset for financial reporting purposes when it is more likely than not that the tax benefit will be realized. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the exchanges, the price per share of our Class A common stock at the time of the exchange, and the tax rates then in effect.

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

As a result of the Reorganization Transactions, all continuing equity holders were exchanged for Class B non-participating securities. All earnings prior to December 10, 2025, the date of the IPO, were entirely allocable to the non-controlling interests and LLC owners, as a result, earnings per share information is not applicable for reporting periods prior to this date. Consequently, only earnings per share for net income for periods subsequent to December 9, 2025 are presented.

Basic and diluted earnings per share of common stock have been computed as follows:

	Three months ended June 30,	Six months ended June 30,
Numerator:
Net income attributable to Cardinal Infrastructure Group Inc., Basic	$4,675,367	$8,093,805
Add - Net income attributable to Noncontrolling Interest LLC Owners	6,472,939	-
Net income Including income attributable LLC and Common	$11,148,306	$22,629,342
Denominator:
Weighted average shares of common stock outstanding, Basic	15,586,953	15,349,112
Dilutive effects of:
Unvested RSUs	6,089	4,696
Weighted average units of Class B LLC Shares	27,534,561	-
Weighted average shares of common stock outstanding, Diluted	43,127,603	15,353,808

Basic earnings per share	$0.30	$0.53
Diluted earnings per share	$0.26	$0.53

The dilutive impact of 27,234,449 LLC interests that are exchangeable for Class A common stock is not included in the calculation of diluted earnings per share for the six months ended June 30, 2026 as the effect would be anti-dilutive.

15. Commitments and Contingencies

The Company is involved in litigation in the normal course of business and does not anticipate that such matters will ultimately have a material effect on its condensed consolidated financial position or the results of its operations.

The Company is required to pay a monthly management fee of $18,773 in connection with equipment, subject to annual adjustments of 2% from January 2026 through June 2028.

The Company has entered into one operating lease agreement with a 15 year term which has not yet commenced. Total commitments under the new agreement through 2041 is approximately $16,550,000. Refer to Note 16 - Related Party Transactions for additional details about this lease.

16. Related Party Transactions

During the three and six months ended June 30, 2026 and 2025 the Company engaged in transactions with Envision Homes ("Envision"), which is a related party due to common control under a Company equity holder. The Company recognized $6,546 and $27,016 of sublease income for the three months ended June 30, 2026, and 2025, respectively. The Company recognized revenue of $1,265,331 and $- for the work performed for Envision for the three months ended June 30, 2026 and 2025, respectively. The Company recognized revenue of $1,265,331 and $- for the work performed for Envision for the six months ended June 30, 2026 and 2025, respectively. The outstanding balances due from Envision as of June 30, 2026 and June 30, 2025 are $12,563 and $-, respectively. All transactions with Envision were conducted in the normal course of business and on terms equivalent to those that prevail in arm's length transactions.

During the three months ended June 30, 2026 and 2025, the Company engaged in transactions with Wellfield Development ("Wellfield"), which is a related party due to common control under a Company equity holder. The Company recognized no revenue for the three and six months ended June 30, 2026 and 2025. The outstanding balances due from Wellfield as of June 30, 2026 and June 30, 2025 are $- and $9,146, respectively, which are included on the accompanying condensed consolidated balance sheets as accounts receivable, net. All transactions with Wellfield were conducted in the normal course of business and on terms equivalent to those that prevail in arm's length transactions.

During the three and six months ended June 30, 2026 and 2025, the Company engaged in transactions with Park Towns ("Park"), which is a related party due to common control under a Company equity holder. The Company recognized revenue of $22,243 and $68,967 for the work performed for Park for the three months ended June 30, 2026 and 2025, respectively. The Company recognized revenue of $36,714 and $68,967 for the work performed for Park for the six months ended June 30, 2026 and 2025, respectively. The outstanding balances due from Park as of June 30, 2026 and 2025 are $- and $25,828, respectively, which are included on the accompanying condensed consolidated balance sheet as accounts receivable, net. All transactions with Park were conducted in the normal course of business and on terms equivalent to those that prevail in arm's length transactions.

During the three and six months ended June 30, 2026 the Company engaged in transactions with the previously consolidated VIE, CCCRE Holdings ("CCCRE"), which is a related party due to common control under a Company equity holder. The Company recognized $33,804 and $67,608 of lease expense for the three and six months ended June 30, 2026, respectively, related to a leased office warehouse and equipment yard which began in November 2025. We expect to pay CCCRE $144,000 per year under the lease through November 2030. Management believes the terms of the lease are consistent with market rates and comparable to those that could have been obtained from an unrelated third party. In addition, the Company entered into a separate lease agreement with CCCRE with an initial term beginning January 1, 2026 and extending through January 31, 2041 with annual base rent of approximately $1,140,000. The commencement of this lease is contingent upon the issuance of a certificate of occupancy, which had not been received as of June 30, 2026. Accordingly, the lease had not commenced as of June 30, 2026.

In September 2025, the Company entered into a new lease with King Road, LLC ("King Road"), which is a related party due to common control under a Company equity holder. The Company recognized lease expense of $60,000 and $120,000 for the three and six months ended June 30, 2026, respectively, related to leased land for purposes of operating an equipment yard. We expect to pay King Road $120,000 per year through December 2030. Management believes the terms of the lease are consistent with market rates and comparable to those that could have been obtained from an unrelated third party.

In February 2026, as part of the ALGC transaction, the Company entered into two separate 15-year lease agreements with an entity under common control with the seller to lease the existing operating and office facilities of ALGC. The Company recognized lease expense of $162,744 and $238,304 for the three and six months ended June 30, 2026, respectively. We expect to pay $600,000 per year through February 2041 with 3% annual increases.

In connection with the IPO, Cardinal Infrastructure Group Inc. utilized some of the net proceeds from the IPO to redeem 7,500,000 OpCo units for $157,500,000 from the group of Continuing Equity Holders, which includes Erik West, the Chief Operating Officer of Cardinal NC, Mike Rowe, our Chief Financial Officer, and Jeremy Spivey, our Chief Executive Officer. Additionally we entered into a Tax Receivable Agreement (“TRA”) with the Continuing Equity Holders. The TRA provides for payments by the Company to the Continuing Equity Holders equal to 85% of certain tax benefits that the Company realizes, or is deemed to realize, as a result of increases in tax basis arising from exchanges of LLC units for Class A Common Stock (or cash) and from certain other tax benefits related to payments made under the TRA. The Company retains the benefit of the remaining 15% of such tax benefits. The TRA liability is recognized when the related tax benefits are realized upon exchanges of LLC units. As of June 30, 2026, the tax receivable agreement liability on the condensed consolidated balance sheet totaled $47,156,582 . Refer to Note 13. Income Taxes and Tax Receivable Agreement for further details.

17. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, which is also the date on which these financial statements were issued.

On August 11, 2026, subsequent to the quarter ended June 30, 2026, the Company entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which it will acquire Allied Paving Contractors, Inc. ("Allied"), an Atlanta-based paving and heavy site construction contractor, for total consideration of approximately $120 million, subject to customary post-closing adjustments, consisting of (i) approximately $62.5 million of cash and (ii) shares of Class A Common Stock having a value of $57.5 million (based on the volume-weighted average price over the 10 trading days ending two trading days prior to the date of the Merger Agreement), subject, in each case, to adjustments. The acquisition is expected to be completed in October, subject to customary closing conditions. The shares of Class A Common Stock to be issued in the transaction will be subject to a six month lock-up. The cash portion of the acquisition consideration will be funded with cash on hand and Allied will operate as part of the Company's ALGC platform.

Subsequent to June 30, 2026, Continuing Equity Holders redeemed 190,000 LLC units, together with an equal number of shares of Class B Common Stock, for 190,000 newly issued shares of Class A Common Stock. The shares of Class B Common Stock so redeemed were cancelled. As of the date of this Report, 20,428,610 shares of Class A Common Stock and 27,044,449 shares of Class B Common Stock were outstanding, and the Company held 43.03% of the LLC units of OpCo. The redemptions will be accounted for as equity transactions in the third quarter of 2026 and had no effect on total equity, net income, or cash.

Other than as described above, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three months ended June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026. In addition, this Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2026.

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

Cautionary Statement Regarding Forward-Looking Statements

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Report and in “Part I. Item 1A. Risk Factors” in our 2025 Form 10-K all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

This Report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “may,” “could,” “plan,” “project,” “budget,” “predict,” “pursue,” “target,” “seek,” “objective,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded corporation and our capital programs.

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

As described in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Initial Public Offering and Reorganization,” Cardinal Group is a holding company that conducts no operations and our principal asset is the LLC units of Cardinal acquired in connection with the completion of our IPO on December 11, 2025 and the Reorganization made prior to the IPO, including with respect to our operating entities Cardinal and Cardinal NC. Prior to the IPO, all of our business was conducted through Cardinal NC.

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

Because the IPO and the Reorganization resulted in a change to our organizational structure, the historical financial statements, which do not reflect certain items that affect our results of operations and financial position since the IPO and the Reorganization, may not give you an accurate indication of what our actual results would have been if the transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. This section of this Report on Form 10-Q generally discusses fiscal quarters ended June 30, 2026 and 2025 items and year-to-year comparisons between the six months ended June 30, 2026 and 2025. The comparison of the consolidated financial results for the fiscal quarter and six months ended June 30, 2025 refers only to Cardinal and its subsidiaries.

Business Overview

Cardinal Infrastructure Group Inc. ("Cardinal," the "Company," "we," "us," or "our") is a full-service, turnkey infrastructure services company operating in the Southeastern United States, specifically North Carolina, South Carolina and Georgia. We provide a comprehensive suite of infrastructure services to the residential, commercial, industrial, municipal, and state infrastructure markets, including wet utility installations, grading, site clearing, erosion control, drilling and blasting, paving, and related site services. We deliver these services primarily through in-house crews and a fleet of specialized equipment, which enables us to maintain quality control, schedule certainty, and cost efficiency across our project portfolio.

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

Recent Transactions

On May 29, 2026, a subsidiary of the Company, Cardinal Civil Contracting Charlotte, LLC, acquired substantially all of the operating assets and certain liabilities of Piedmont Pipe Construction, Inc., a North Carolina corporation ("Piedmont"). Piedmont provides water systems, sewage, and storm drain work for residential, commercial, and industrial projects across North Carolina and South Carolina.

On February 18, 2026, we acquired Sugar Hill, Georgia-based A.L. Grading Contractors (“ALGC”). A fourth-generation, high-growth market leader, ALGC provides comprehensive site development solutions, including grading, underground utilities, erosion control, and clearing, supporting large-scale commercial, industrial, and residential construction in Georgia and South Carolina.

These acquisitions are consistent with our strategy of acquiring either a tuck-in acquisition in core markets, or a platform acquisition in a new geography and represents a further step in Cardinal's expansion into the Southeast.

See Note 3 – Business Combinations to our Unaudited Condensed Consolidated Financial Statements for further information.

Initial Public Offering and Reorganization

As discussed above under Note 1 – Organization and Description of Business to our Unaudited Condensed Consolidated Financial Statements, we completed our IPO of 11,500,000 shares of our Class A Common Stock at a price to the public of $21.00 per share on December 11, 2025, and on December 12, 2025, pursuant to the exercise in full of the underwriters’ option, Cardinal Infrastructure Group Inc. completed the sale of an additional 1,725,000 shares of its Class A Common Stock at a price to the public of $21.00 per share. The gross proceeds from the IPO, including the exercise in full of the sale of the additional shares, were approximately $277.7 million, before deducting underwriting discounts and commissions. We used the net proceeds from the IPO to purchase 14,943,750 newly issued LLC Units from Cardinal for approximately $258.3 million in aggregate and became the sole managing member of Cardinal. In connection with the IPO, we also issued 23,387,813 shares of our Class B Common Stock to the Continuing Equity Holders, which is equal to the number of LLC units held by such Continuing Equity Holders, at the time of such issuance of Class B Common Stock, for nominal consideration. As a result of the above, Cardinal Group is a holding company with no direct operations and our principal asset is our equity interest in Cardinal. Prior to the IPO, all of our business was conducted through Cardinal NC. See Note 1 – Organization and Description of Business to our Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Report for further discussion of the Reorganization made prior to and in connection with the IPO.

Key Factors Affecting Our Performance

We believe our future performance will depend on many factors, including those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 10-K, to which there have been no material changes.

Results of Operations

Consolidated Results

The following table sets forth our statements of income for the three and six months ended June 30, 2026, and 2025, along with certain data in percentages:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$226,934,438	$106,110,909	$394,443,154	$187,912,174
Cost of revenues, excluding depreciation and amortization shown separately below	190,886,964	83,511,347	324,206,047	148,789,325
General and administrative expenses	9,024,651	2,965,982	19,166,782	5,091,952
Depreciation and amortization expense	11,593,373	7,887,993	20,863,131	14,486,834
(Gain) on disposal of property and equipment	(48,998)	-	(51,395)	(110,945)
Income from operations	15,478,448	11,745,587	30,258,589	19,655,008
Operating Margin %	6.8%	11.1%	7.7%	10.5%
Interest expense, net	3,466,263	1,581,192	5,712,139	2,607,468
Other expense, net	1,875,001	7	1,875,001	241,407
Net income before taxes	$10,137,184	$10,164,388	$22,671,449	$16,806,133
Income tax (benefit) expense	(1,011,122)	714,261	42,107	714,261
Net income	$11,148,306	$9,450,127	$22,629,342	$16,091,872
Net income margin	4.9%	8.9%	5.7%	8.6%
Less: Net income attributable to noncontrolling interests	$6,472,939	$2,282,422	$14,535,537	$3,447,186
Net income attributable to Cardinal Infrastructure Group Inc.	$4,675,367	$7,167,705	$8,093,805	$12,644,686

Quarter Ended June 30, 2026, Compared to Quarter Ended June 30, 2025

Revenues

Revenues were $226.9 million for the three months ended June 30, 2026, an increase of $120.8 million or 114%, compared to 106.1 million for the quarter ended June 30, 2025. The increase in Revenues was driven by approximately $68.1 million of organic growth and $52.7 million of acquisition-related revenue growth. Organic growth reflects higher volume from increased residential demand across the Company's footprint and contributions from ongoing end use market/customer diversification initiatives.

Cost of Revenues

Cost of revenues were $190.9 million for the quarter ended June 30 2026, an increase of $107.4 million or 129% compared to $83.5 million for the quarter ended June 30, 2025. The increase was primarily associated with organic and acquisition-related growth, including increased subcontracted labor and equipment rental costs to support significant customer demand. The increase also reflects a shift in end-market mix toward larger commercial and industrial projects, which carry different labor and equipment deployment requirements than the Company's historical residential-weighted project base.

Gross Profit and Gross Profit Margin

Gross Profit was 24.5 million for the three months ended June 30, 2026, an increase of $9.8 million or 67% compared to 14.7 million for the three months ended June 30, 2025. The increase in Gross Profit was primarily driven by both strong organic and acquisition-related revenue growth, partially offset by an increase in cost of revenues associated with overall business growth.

Gross Profit Margin declined to 10.8% for the three months ended June 30, 2026, as compared to 13.9% for the three months ended June 30, 2025. The decrease in Gross Profit Margin reflects the increased cost of revenues discussed above, as well as higher amortization expense from intangible assets recognized in connection with 2025 and 2026 acquisitions. Gross Profit Margin was further impacted by end-market diversification, which carries different deployment schedules and a lower initial margin profile than the Company's historical residential-weighted project base. The Company expects margin performance to improve over time as these markets mature and scale benefits are realized. Intense weather-related disruptions in parts of the Southeast further weighted on results.

General and Administrative Expenses

General and administrative expenses were $9.0 million, or 4% of revenue, for the three months ended June 30, 2026, compared to $3.0 million, or 2.8% of revenue, for the three months ended June 30, 2025. The increase was primarily attributable to non-recurring acquisition-related costs as well as the Company's transition to operating as a public company, including increased compliance, governance, and reporting costs. The Company also increased headcount across its operations and corporate functions, including estimating, to support continued growth and the Company's maturation as a public company. Excluding non-recurring impacts, continuing general and administrative expenses were 4% of revenue for the three months ended June 30, 2026.

Depreciation and Amortization

Depreciation and amortization was $11.6 million for the three months ended June 30, 2026, compared to $7.9 million for the three months ended June 30, 2025. The increase was primarily driven by intangible assets recognized as part of purchase accounting and equipment purchased through 2025 and early 2026 acquisitions, as well as increased depreciation related to recent capital expenditures for the Company’s legacy operations. The increase was partially offset by a change in the Company's depreciation method for fixed assets from the accelerated method to straight-line, effective January 1, 2026, which resulted in a reduction of depreciation expense of approximately $2.4 million for the three months ended June 30, 2026.

Interest Expense, Net

Interest expense, net was $3.5 million for the three months ended June 30, 2026, compared to $1.6 million for the three months ended June 30, 2025. The increase was primarily attributable to higher outstanding debt to finance our acquisitions completed in 2025 and early 2026, partially offset by an increase in interest income of $0.9 million.

Other Expenses, Net

Changes in other expenses, net for the three months ended June 30, 2026 reflect an increase in the tax receivable agreement liability of $2.0 million related to changes in estimated tax attributes.

Income Tax Expense

Total income tax expense was ($1.0) million for the three months ended June 30, 2026 as compared with $0.7 million for the three months ended June 30, 2025. In 2025, subsequent to the first quarter, the Company elected to pay the North Carolina Pass-Through Entity tax on behalf of its members, with a statutory rate of 4.5% in 2024 and 4.25% in 2025. Following the Reorganization, the Company is subject to U.S. federal, state, and local income taxes on its share of Cardinal's taxable income. Accordingly, income tax expense for the quarter ended June 30, 2026 reflects a fundamentally different tax profile than in prior years. Changes in estimates related to the Company's deferred tax agreement are also reflected in income tax expense for the quarter ended June 30, 2026.

Net Income Attributable to Noncontrolling Interests

Total net income attributable to noncontrolling interest was $6.5 million for the three months ended June 30, 2026, a 183.6% increase compared to $2.3 million for the three months ended June 30, 2025. The $4.2 million increase primarily reflects the share of net income allocated to Continuing Equity Holders of LLC units following the IPO. This was partially offset by lower income attributed to minority interest after the Company acquired the remaining ownership interests as a result of the Reorganization transactions in September 2025. As the Company operates under an Up-C arrangement, the ownership attributed to OpCo units held by Continuing Equity Holders is presented as noncontrolling interests on the condensed consolidated balance sheets and income attributable to those units is recognized in proportion to their ownership as an increase to net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.

Six Months ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Revenues

Revenues were $394.4 million for the six months ended June 30, 2026, an increase of $206.5 million or 109.9%, compared to $187.9 million for the six months ended June 30, 2025. The increase in Revenues was driven by approximately $120.2 million of organic growth and $86.3 million of acquisition-related revenue growth. Organic growth reflects higher volume from increased residential demand across North Carolina and contributions from ongoing end use market/customer diversification initiatives.

Cost of Revenues

Cost of revenues were $324.2 million for the six months ended June 30, 2026, an increase of $175.4 million or 117.9% compared to $148.8 million for the six months ended June 30, 2025. The increase was primarily associated with organic and acquisition-related growth, including increased subcontracted labor and equipment rental costs to support significant customer demand. The increase also reflects a shift in end-market mix toward larger commercial and industrial projects, which carry different labor and equipment deployment requirements than the Company's historical residential-weighted project base.

Gross Profit and Gross Profit Margin

Gross Profit was $49.4 million for the six months ended June 30, 2026, an increase of $24.7 million, compared to $24.6 million for the six months ended June 30, 2025. The increase in Gross Profit was primarily driven by both strong organic and acquisition-related revenue growth, partially offset by an increase in cost of revenues associated with overall business growth.

Gross Profit Margin declined to 12.5% for the six months ended June 30, 2026, as compared to 13.1% for the six months ended June 30, 2025. Gross Profit Margin was impacted in part by higher amortization expense resulting from intangible assets recognized as part of 2025 and 2026 acquisitions. Gross Profit Margin was further impacted by end-market diversification, which carries different deployment schedules and a lower initial margin profile than the Company's historical residential-weighted project base. The Company expects margin performance to improve over time as these markets mature and scale benefits are realized.

General and Administrative Expenses

General and administrative expenses were $19.2 million, or 4.9% of revenue, for the six months ended June 30, 2026, compared to $5.1 million, or 2.7% of revenue, for the six months ended June 30, 2025. The increase was primarily attributable to non-recurring acquisition-related costs as well as the Company's transition to operating as a public company, including increased compliance, governance, and reporting costs. The Company also increased headcount across its operations and corporate functions, including estimating, to support continued growth and the Company's maturation as a public company. Excluding non-recurring impacts, continuing general and administrative expenses were 4% of revenue for the six months ended June 30, 2026.

Depreciation and Amortization

Depreciation and amortization was $20.9 million for the six months ended June 30, 2026, compared to $14.5 million for the six months ended June 30, 2025. The increase was primarily driven by intangible assets recognized as part of purchase accounting and equipment purchased through 2025 and early 2026 acquisitions, as well as increased depreciation related to recent capital expenditures for the Company’s legacy operations. The increase was partially offset by a change in the Company's depreciation method for fixed assets from the accelerated method to straight-line, effective January 1, 2026, which resulted in a reduction of depreciation expense of approximately $3.0 million for the six months ended June 30, 2026.

Interest Expense, Net

Interest expense, net was $5.7 million for the six months ended June 30, 2026, compared to $2.6 million for the six months ended June 30, 2025. The increase was primarily attributable to higher outstanding debt to finance our acquisitions completed in 2025 and early 2026, partially offset by an increase in interest income of $0.6 million.

Other Expenses, Net

Changes in other expenses, net for the six months ended June 30, 2026 reflect an increase in the Company's tax receivable agreement liability of $1.97 million related to changes in estimated tax attributes.

Income Tax Expense

Total income tax expense was $0.04 million for the six months ended June 30, 2026 as compared with $0.71 million for the six months ended June 30, 2025. In 2025, subsequent to the first quarter, the Company elected to pay the North Carolina Pass-Through Entity tax on behalf of its members, with a statutory rate of 4.5% in 2024 and 4.25% in 2025. Following the Reorganization, the Company is subject to U.S. federal, state, and local income taxes on its share of Cardinal's taxable income. Accordingly, income tax expense for the six months ended June 30, 2026 reflects a fundamentally different tax profile than in prior years. Changes in estimates related to the Company's deferred tax agreement are also reflected in year-to-date 2026 income tax expense.

Net Income Attributable to Noncontrolling Interests

Total net income attributable to noncontrolling interest was $14.5 million for the six months ended June 30, 2026, a 321.7% increase compared to $3.4 million for the six months ended June 30, 2025. The $11.1 million increase primarily reflects the share of net income allocated to Continuing Equity Holders of LLC units following the IPO. This was partially offset by lower income attributed to minority interest after the Company acquired the remaining ownership interests as a result of the Reorganization transactions in September 2025. As the Company operates under an Up-C arrangement, the ownership attributed to OpCo units held by Continuing Equity Holders is presented as noncontrolling interests on the condensed consolidated balance sheets and income attributable to those units is recognized in proportion to their ownership as an increase to net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.

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

To the extent our current liquidity is insufficient to fund future activities, we may need to raise additional funds, such as refinancing or securing new secured or unsecured debt, issuing common and preferred equity, disposing of certain assets to fund our operations, and/or other public or private sources of capital. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Part I. Item 1A. Risk Factors — Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.” in our 2025 Form 10-K.

Cash

Total cash at June 30, 2026 and 2025 were $339.1 million and $19.2 million, respectively. The following table presents consolidated information about cash flows:

	Six months ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$21,995,424	$16,322,082
Investing activities	(167,083,621)	(41,616,509)
Financing activities	387,031,061	23,554,116
Net change in cash	$241,942,864	$(1,740,311)

Operating Activities

During the six months ended June 30, 2026, net cash provided by operating activities was $22.0 million compared to net cash provided by operating activities of $16.3 million for the six months ended June 30, 2025. The $5.7 million increase is attributable to higher income net of depreciation and amortization, partially offset by increased working capital requirements associated with company growth.

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $167.1 million compared to net cash used of $41.6 million for the six months ended June 30, 2025. The $125.5 million increase was primarily due to the acquisitions of ALGC and Piedmont.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $387.0 million compared to net cash provided of $23.6 million for the six months ended June 30, 2025. The $363.5 million increase was primarily driven by the Company's follow-on offering of Class A Common Stock in the second quarter, as well as increased proceeds from notes payable, primarily to fund the acquisition of ALGC.

Credit Facilities, Debt and Other Capital

General

In addition to our available cash and cash provided by operations, from time to time we use borrowings to finance acquisitions, our capital expenditures and working capital needs.

October 2025 Credit Facility

On October 1, 2025, Cardinal NC, Cardinal and our wholly owned subsidiaries entered into a credit facility (the “October 2025 Credit Facility”) with Truist Bank, as administrative agent and lender, and the other lenders thereto from time to time, which refinanced the approximately $6.3 million outstanding under the senior secured credit facility dated as of October 18, 2024 with Truist Bank as lender thereto and refinanced the approximately $74.8 million outstanding under the master equipment security agreement dated as of October 21, 2024, as amended, with Truist Equipment Finance Corp as lender thereto (the “Equipment Facility”). Cardinal Group is not a party to the October 2025 Credit Facility. The October 2025 Credit Facility, among other things, (i) established a revolving credit facility of $75.0 million in aggregate principal amount, including a $10.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility and (ii) established a term loan facility of $120.0 million in aggregate principal amount. The October 2025 Credit Facility has a maturity date of October 1, 2030. The obligations under the October 2025 Credit Facility are secured by substantially all of our assets and the assets of the subsidiary guarantors.

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

As of June 30, 2026, outstanding borrowings under the term loan facility of the October 2025 Credit Facility totaled $195.0 million and we had no outstanding borrowings under the revolving facility of the October 2025 Credit Facility. As of June 30, 2026, Cardinal was in compliance with all covenants under the October 2025 Facility.

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

Equipment Financing

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

In June 2026, four separate equipment financing notes were entered into in an aggregate original principal amount of $3,412,020, used to finance the purchase of heavy construction equipment, payable in 48 equal monthly installments of principal (and interest, where applicable) commencing July 11, 2026 and maturing June 2030. Aggregate monthly payments under the notes are approximately $73,302. The notes consist of a $1,361,540 note bearing interest at a fixed rate of 3.74% per annum, a $578,200 non-interest-bearing note, a $668,300 non-interest-bearing note, and a $803,980 non-interest-bearing note.

Compliance and Other

The October 2025 Credit Facility contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, Cardinal is required to maintain certain financial covenants, including, among others, requirements commencing with the fiscal quarter ending March 31, 2026 to maintain a maximum leverage ratio of no greater than 2.50x and a minimum consolidated fixed charge coverage ratio of not less than 1.25x, in each case, tested on a quarterly basis. As of December 31, 2025, we were in compliance with all of our restrictive and financial covenants. Our debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at June 30, 2026 the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR (as defined in the October 2025 Credit Agreement) plus an applicable margin.

Finance Leases

Cardinal has equipment under finance leases that have payments through various dates with the earliest lease beginning in July 2022 and the final lease expiring in December 2028. As of June 30, 2026, Cardinal had a total of $8.0 million of minimum finance lease payments remaining. The assets and liabilities under the finance leases are recorded at the present value of the future minimum lease payments using a weighted-average discount rate of 4.83%. As of June 30, 2026, the weighted-average remaining lease term was 2.23 years. Further information regarding finance leases can be found in Note 8 — Leases to Cardinal’s unaudited financial statements included elsewhere in this Report for more information.

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

Issuance of Common Stock

On June 24, 2026, we completed an underwritten public offering of our Class A Common Stock, selling an aggregate of 4,600,000 shares (which included 600,000 shares of Class A Common Stock issued upon full exercise of the underwriters’ over-allotment option), at a price of $73.00 per share resulting in net proceeds to us of approximately $318.4 million, after underwriting discount and commission and expenses. We used $33 million of such net proceeds to repay borrowings outstanding under the October 2025 Credit Facility and intend to use the remaining net proceeds for general corporate purposes, which may include funding for acquisitions, working capital requirements, capital expenditures and the repayment, refinancing, redemption or repurchase of indebtedness or other securities.

In addition to our available cash and cash provided by operations and borrowings, from time to time we may issue additional shares of common stock to finance acquisitions, working capital requirements, capital expenditures and the repayment, refinancing, redemption or repurchase of indebtedness or other securities.

Bonding

Surety bonds are required in substantially all publicly funded construction projects (DOT and municipal) but are not typically required for private sector work. For the quarter ended June 30, 2026, we generated approximately 3% of our revenue from publicly funded construction projects. In situations where our customers require it, we procure surety bonds to secure our performance under those construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. We have pledged all proceeds and other rights under our construction contracts to our bond surety company. Events that affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. To date, we have not encountered difficulties or material cost increases in obtaining new surety bonds.

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

See “Part I. Item 1A. Risk Factors — Risks Related to Our Organizational Structure” in our 2025 Form 10-K and “Certain Relationships and Related Party Transactions” in our Registration Statement on Form S-1 (File No. 333-290850) filed with the SEC on December 1, 2025.

Material Cash Requirements

The following table sets forth our material cash requirements from contractual obligations at June 30, 2026:

(In thousands)	Total	2026	2027-2028	2029-2030	Thereafter
Credit facility obligations	$195,000	$5,000	$26,250	$163,750	$—
Other notes payable	4,500	453	1,920	1,485	642
Unconditional Purchase Obligations	447	109	338	—	—
Finance lease obligations	7,956	2,085	4,916	955	—
Operating lease obligations(1)	29,642	3,780	12,199	4,993	8,670
Total contractual obligations	$237,545	$11,427	$45,623	$171,183	$9,312

(1)
Includes interest obligation on finance lease and operating lease obligations and operating leases executed but not yet commenced as of the reporting date.

Capital Expenditures

Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Capital expenditures, net of disposals, incurred during the six months ended June 30, 2026 were $34.0 million. Management expects capital expenditures will be materially higher than prior years because we have begun building our own asphalt manufacturing plant, are upgrading our fleet to support growth and may make strategic acquisitions. Capital expenditures, net of disposals, incurred during the six months ended June 30, 2025 were $22.6 million. The award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.

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

While there is uncertainty in the availability and timing of new bid opportunities and the award of new contracts, many of which involve a lengthy and complex design and bidding process, our backlog reflects contracts and commitments that have already been awarded, including certain commitments from customers with whom we have a demonstrated history of successful conversion to executed contracts. Though backlog provides visibility into potential future revenue, it remains subject to execution risks, including potential cancellation, scope changes, permitting delays, and deferred start dates. As a result, the timing and amount of revenue ultimately realized from backlog may differ from our current estimates, and backlog at any point in time should not be viewed as a guarantee of future revenue or profitability. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business and Industry” in our 2025 Form 10-K.

The following table presents a roll forward of our backlog at the periods indicated. The roll forward reflects the value of new awards and adjustments to existing contracts, and reductions for revenue recognized as projects progress.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Opening backlog	$682,000,000	$512,000,000
Add: New awards and adjustments to existing contracts	578,000,000	319,000,000
Less: Revenue recognized on contracts in progress	(394,000,000)	(188,000,000)
Ending backlog	$866,000,000	$643,000,000

The increase in backlog was primarily due to new project awards, partially offset by revenue recognized on contracts in progress. The increase in new project awards was across the Company's Greensboro, Raleigh, Charlotte and Atlanta markets primarily due to organic growth, but also as a result of the 2025 acquisitions of Purcell, Page and Red Clay and 2026 acquisitions of ALGC and Piedmont. Backlog growth was also driven by signed contracts that converted from letters of intent, supported by our investments in equipment and work crews through both organic and acquisition‑related purchases.

We expect to recognize between $734 million and $812 million of our backlog within the twelve months following June 30, 2026. This estimated range is based on existing project schedules and other current assumptions. Actual timing and amounts may differ materially due to factors such as changes in project scope or schedules, weather‑related or customer‑driven delays, and contract terminations. In addition to the revenues we expect to recognize from our existing backlog, we anticipate generating additional revenues during the same period from new project awards, renewals, and the conversion of verbal or other preliminary commitments into executed contracts.

The table below summarizes our project backlog at the dates indicated, categorized by stage of commitment. Categories range from projects in progress under executed contracts to early-stage awards with varying levels of customer commitment. Detailed descriptions of each category follow the table.

	June 30, 2026	December 31, 2025	June 30, 2025
Signed contracts	$701,000,000	$530,000,000	$540,000,000
Letters of intent and issued contracts	$165,000,000	$152,000,000	$103,000,000
Total backlog	$866,000,000	$682,000,000	$643,000,000

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

We define Adjusted Gross Profit Margin as Adjusted Gross Profit as a percentage of revenue. The table directly below reconciles Adjusted Gross Profit to Gross Profit, the most directly comparable to GAAP measure and shows Gross Profit calculated as revenues less cost of revenues (excluding depreciation and amortization) and depreciation and amortization expense. While Gross Profit is not presented as a separate line item or subtotal in our unaudited financial statements for the three and six months ended June 30, 2026 and 2025, we present Gross Profit in the below table solely to facilitate the reconciliation of Adjusted Gross Profit, a non GAAP measure, to the most directly comparable GAAP measure.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$226,934,438	$106,110,909	$394,443,154	$187,912,174
Cost of revenues, excluding depreciation and amortization	(190,886,964)	(83,511,347)	(324,206,047)	(148,789,325)
Depreciation and amortization expense	(11,593,373)	(7,887,993)	(20,863,131)	(14,486,834)
Gross Profit	$24,454,101	$14,711,569	$49,373,976	$24,636,015
Depreciation and amortization expense	11,593,373	7,887,993	20,863,131	14,486,834
Adjusted Gross Profit	$36,047,474	$22,599,562	$70,237,107	$39,122,849
Gross Profit Margin %	10.8%	13.9%	12.5%	13.1%
Adjusted Gross Profit Margin %	15.9%	21.3%	17.8%	20.8%

We define EBITDA as net income for the period adjusted for interest expense, net income tax expense, depreciation and amortization expense. Adjusted EBITDA further adjusts EBITDA for certain expenses associated with non-routine transactions, including (i) transaction fees and acquisition-related costs incurred in connection with acquisitions and planned acquisitions, (ii) non-routine costs associated with legal matters in which the Company is a defendant, (iii) certain consulting and recruiting costs related to acquisitions and public company readiness, (iv) non-routine revenue impact from customer claims, (v) non-routine loss on extinguishment and refinancing costs, (vi) stock-based compensation, (vii) non-routine IPO related travel and compensation, (viii) remeasurement losses related to the Tax Receivable Agreement, and (ix) other non-routine gains and charges that we do not believe reflect our underlying business performance. We define EBITDA Margin as EBITDA as a percentage of revenue, and Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. The following table provides a reconciliation of net income and net income margin, the most closely comparable GAAP financial measure, to EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$11,148,306	$9,450,127	$22,629,342	$16,091,872
Interest expense, net	3,466,263	1,581,192	5,712,139	2,607,468
Income tax (benefit) expense	(1,011,122)	714,261	42,107	714,261
Depreciation and amortization expense	11,593,373	7,887,993	20,863,131	14,486,834
EBITDA	$25,196,820	$19,633,573	$49,246,719	$33,900,435
Transaction fees and acquisition-related costs(1)	455,214	68,417	2,773,859	223,644
Legal matters(2)	566	—	566	-
Transition and consulting arrangements(3)	194,708	—	312,539	150,000
Customer claims(4)	—	—	—	—
Loss on extinguishment and refinancing costs(5)	—	—	—	—
Stock-based compensation	269,664	—	461,516	—
Tax Receivable Agreement Remeasurement(6)	1,974,349	—	1,974,349	—
Other(7)	48,141	222	169,881	708
Adjusted EBITDA	$28,139,462	$19,702,212	$54,939,429	$34,274,787
Net Income Margin(8)	4.9%	8.9%	5.7%	8.6%
EBITDA Margin(8)	11.1%	18.5%	12.5%	18.0%
Adjusted EBITDA Margin(8)	12.4%	18.6%	13.9%	18.2%

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

(6)
Represents Tax Receivable Agreement Liability Remeasurement losses recognized in other expense, net.
(7)
Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(8)
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

The effect of the change on the three and six months ended June 30, 2026 was a decrease in depreciation expense of approximately $2.4 million and $3.0 million and a corresponding increase in income before income taxes of approximately $2.4 million and $3.0 million compared to what would have been reported under the accelerated method. The effect on net income and earnings per diluted share was approximately $2.2 million and $0.05 and $2.8 million and $0.18 for the three and six months ended June 30, 2026, respectively.

New Accounting Standards

See the applicable section of Note 2 to the unaudited condensed consolidated financial statements included in “Part I. Item 1. Financial Statements” for a discussion of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest rate risk relates primarily to fluctuations in variable interest rates on our October 2025 Credit Facility and our cash balance. Our indebtedness as of June 30, 2026 included $196.0 million of variable rate debt and $3.5 million of fixed rate debt. As of June 30, 2026, we held cash of $339.1 million. In January 2026, we entered into an interest rate swap for $60.0 million of the total facility, with principal payment terms that match the underlying credit facility. At June 30, 2026, a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $1.4 million per year. Terms of the swap fix the overall rate assuming a term SOFR rate at 3.8%. For more information on the terms of the October 2025 Credit Facility, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facilities, Debt and Other Capital — October 2025 Credit Facility”.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting. The material weaknesses identified in our internal controls over financial reporting are related to information technology general controls, segregation of duties and ineffective controls over the review of estimates to complete for construction contracts.

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

Changes in Internal Control Over Financial Reporting

We have identified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are related to information technology general controls, segregation of duties and ineffective controls over the review of estimates to complete for construction contracts.

Remediation steps are being taken to improve the Company’s internal controls over financial reporting to address the underlying causes of the material weaknesses described above, including designing and implementing increased controls along with increased oversight and review of controls. We have taken the following steps to remediate the identified material weaknesses and improve our internal controls over financial reporting: (i) we have hired key personnel with relevant financial reporting and controls expertise to strengthen our finance and accounting function; (ii) we are currently in the implementation phase of a new enterprise resource planning ("ERP") system, which is specifically designed to address our information technology general controls and segregation of duties concerns; and (iii) we are designing and implementing enhanced controls over the review of contract estimates to complete, including standardized supporting documentation and additional levels of management review of contract estimates and related gross margin variances. We continue to evaluate and implement additional remediation initiatives as appropriate.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If we are unable to successfully remediate our existing or any future material weakness, the accuracy of our financial reporting may be adversely affected, which could cause investors to lose confidence in our financial reporting and our share price, and profitability may decline as a result.

On February 18, 2026, the Company completed the acquisition of ALGC. Consistent with SEC guidance that an assessment of a recently acquired business may be omitted from management’s evaluation of internal control over financial reporting for up to a year from the acquisition and from the annual management report on internal control over financial reporting for the year of acquisition, our management intends to exclude from such evaluation an assessment of the effectiveness of our internal control over financial reporting related to ALGC. ALGC, which we acquired on February 18, 2026, represented 30% of our consolidated total assets as of June 30, 2026 and 15% of our consolidated revenues for the six months ended June 30, 2026.

We are in the process of reviewing the internal control structure of ALGC and, if necessary, will make appropriate changes as it continues to integrate ALGC into our overall internal control over financial reporting process.

Except for the enhancements to controls to address the material weaknesses discussed above, there were no changes to our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2026, the Company issued 339,426 shares of Class A Common Stock to stockholders upon the conversion of the same number of shares of our Class B Common Stock and an equal number of LLC Units of Cardinal Civil Contracting Holdings LLC held by and at the election of such stockholders in accordance with our certificate of incorporation. The issuance of the Class A Common Stock in this transaction was made in reliance on the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. No or other remuneration was paid or given directly or indirectly for soliciting the exchange of these securities.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

On June 24, 2026, we completed an underwritten public offering of 4,600,000 shares of our Class A Common Stock, which included 600,000 shares issued upon the underwriters' full exercise of their over-allotment option, at a price to the public of $73.00 per share. We received net proceeds of approximately $318.4 million, after deducting underwriting discounts and commissions, in addition to offering expenses of approximately $568,000.

We used the net proceeds to purchase 4,600,000 newly issued LLC Units directly from Cardinal for approximately $318.4 million in the aggregate. Cardinal used $33 million of such net proceeds to repay borrowings outstanding under its October 2025 Credit Facility and intends to use the remaining net proceeds for general corporate purposes, which may include funding for acquisitions, working capital requirements, capital expenditures and the repayment, refinancing, redemption or repurchase of indebtedness or other securities.

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

Exhibit Index

Incorporation By Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cardinal Infrastructure Group Inc.	8-K	001-43004	3.1	December 12, 2025
3.2	Amended and Restated Bylaws of Cardinal Infrastructure Group Inc.	8-K	001-43004	3.2	December 12, 2025
18.1	Letter of preferability regarding change in accounting principle from Grant Thornton LLP, Independent Registered Public Accounting Firm.	10-Q	001-43004	18.1	May 13, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardinal Infrastructure Group Inc.

Date: August 11, 2026	By:	/s/ Jeremy Spivey
Jeremy Spivey
Chief Executive Officer

Date: August 11, 2026	By:	/s/ Mike Rowe
Mike Rowe
Chief Financial Officer