Form 10-Q
period 2026-09-30
Cardinal Infrastructure Group Inc.
filed 2026-11-12
CIK 2079999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2026, the number of shares of Registrant’s Class A Common Stock outstanding was 21,373,255 and the number of shares of Registrant’s Class B Common Stock outstanding was 26,164,576.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cardinal Infrastructure Group Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$335,003	$97,149
Accounts receivable, net	125,157	61,282
Contract assets	84,435	54,894
Prepaid expenses	2,141	1,893
Other assets	2,921	433
Total current assets	549,657	215,651
Property and equipment, net	154,067	84,902
Operating lease right-of-use assets	19,160	8,930
Goodwill	133,216	23,511
Intangible assets, net	96,963	15,514
Deferred tax assets	63,853	46,081
Other non-current assets	2,224	—
Total assets	1,019,140	394,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$11,706	$6,129
Current portion of finance lease liabilities	3,335	3,349
Current portion of operating lease liabilities	6,393	3,815
Accounts payable	106,870	60,600
Accrued expenses	10,954	2,956
Deferred consideration payable	900	3,967
Contract liabilities	15,691	10,832
Total current liabilities	155,849	91,648
Notes payable, less current portion, net of unamortized debt issuance costs	186,810	113,153
Finance lease liabilities, less current portion	3,191	4,974
Operating lease liabilities, less current portion	15,894	5,852
Tax receivable agreement liability	55,937	39,424
Contingent consideration	12,300	—
Total liabilities	$429,981	$255,051

Commitments and contingencies (see Note 12)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized; 21,121 and 14,947 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$2	$1
Class B common stock, $0.0001 par value, 500,000 shares authorized; 26,417 and 23,388 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	2
Additional paid-in capital	256,459	57,594
Retained earnings	4,558	864
Accumulated other comprehensive income	744	—
Total Cardinal Infrastructure Group Inc. stockholders' equity	261,766	58,461
Noncontrolling interests	327,393	81,077
Total equity	589,159	139,538
Total liabilities and stockholders' equity	$1,019,140	$394,589

Cardinal Infrastructure Group Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenues	$201,927	$122,324	$596,371	$310,236
Cost of revenues	191,123	102,889	527,493	262,581
Gross profit	10,804	19,435	68,878	47,655

General and administrative	14,705	5,124	34,128	10,380
Amortization expense	4,889	2,292	13,281	5,601
(Loss) income from operations	(8,790)	12,019	21,469	31,674

Interest expense, net	1,734	1,264	7,446	3,872
Other expense (income), net	1,066	(331)	2,941	(90)
Net (loss) income before taxes	(11,590)	11,086	11,082	27,892

Income tax benefit (expense)	627	(977)	585	(1,691)
Net (loss) income	(10,963)	10,109	11,667	26,201

Less: Net (loss) income attributable to noncontrolling interests	(6,564)	3,016	7,972	6,463
Net (loss) income attributable to Cardinal Infrastructure Group Inc.	$(4,399)	$7,093	$3,695	$19,738

(Loss) earnings per share:
Basic	$(0.21)		$0.22
Diluted	$(0.21)		$0.22

Weighted average shares of Class A common stock outstanding:
Basic	20,597		17,118
Diluted	20,597		17,136

Cardinal Infrastructure Group Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net (loss) income	$(10,963)	$10,109	$11,667	$26,201

Other comprehensive income, net of tax:
Cash flow hedges	1,854	—	1,958	—
Total other comprehensive income, net of tax	1,854	—	1,958	—

Comprehensive (loss) income	(9,109)	10,109	13,625	26,201
Less: comprehensive (loss) income attributable to noncontrolling interests	(5,420)	3,016	9,186	6,463
Comprehensive (loss) income attributable to Cardinal Infrastructure Group Inc.	$(3,689)	$7,093	$4,439	$19,738

Cardinal Infrastructure Group Inc.

Condensed Consolidated Statements of Changes in Stockholders'/Members' Equity (Unaudited)

Three and Nine Months Ended September 30, 2026 and 2025

		Cardinal Infrastructure Group Inc. stockholders
		Class A Common Stock		Class B Common Stock
(in thousands, except per share amounts)	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$11,758	—	$—	—	$—	$—	$—	$—	$11,596	$23,354
Net income	5,477	—	—	—	—	—	—	—	1,165	6,642
Member distributions	(2,641)	—	—	—	—	—	—	—	(158)	(2,799)
Rollover equity issued in business combinations	—	—	—	—	—	—	—	—	2,800	2,800
Balance, March 31, 2025	$14,594	—	$—	—	$—	$—	$—	$—	$15,403	29,997
Net income	7,168	—	—	—	—	—	—	—	2,282	9,450
Member distributions	(2,660)	—	—	—	—	—	—	—	(336)	(2,996)
Rollover equity issued in business combinations	—	—	—	—	—	—	—	—	1,740	1,740
Balance, June 30, 2025	$19,102	—	$—	—	$—	$—	$—	$—	$19,089	$38,191
Net income	7,093	—	—	—	—	—	—	—	3,016	10,109
Member distributions	(2,615)	—	—	—	—	—	—	—	(190)	(2,805)
Member distribution - non-cash equitized loan	(3,864)	—	—	—	—	—	—	—	—	(3,864)
Deconsolidation of CCCRE	—	—	—	—	—	—	—	—	(58)	(58)
September 2025 Reorganization	21,857	—	—	—	—	—	—	—	(21,857)	—
Balance, September 30, 2025	$41,573	—	$—	—	$—	$—	$—	$—	$—	$41,573

		Cardinal Infrastructure Group Inc. stockholders
		Class A Common Stock		Class B Common Stock
(in thousands, except per share amounts)	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2025	$—	14,947	$1	23,388	$2	$57,594	$864	$—	$81,077	$139,538
Net income	—	—	—	—	—	—	3,418	—	8,063	11,481
Unrealized cash flow hedge losses, net of tax	—	—	—	—	—	—	—	(158)	(368)	(526)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	—	—	—	6	11	18
Restricted stock awards, net	—	—	—	—	—	192	—	—	—	192
Class A stock awards issued in consideration for ALGC Acquisition	—	346	—	—	—	8,490	—	—	—	8,490
Class B equity issued in consideration for ALGC Acquisition	—	—	—	4,186	1	—	—	—	102,809	102,810
Balance, March 31, 2026	$—	15,293	$1	27,574	$3	$66,275	$4,282	$(152)	$191,592	$262,002
Net income	—	—	—	—	—	—	4,675	—	6,473	11,148
Unrealized cash flow hedge gains, net of tax	—	—	—	—	—	—	—	177	412	590
Realized cash flow hedge losses reclassified to net income	—	—	—	—	—	—	—	8	15	23
Restricted stock awards, net	—	6	—	—	—	270	—	—	—	270
Issuance of Class A common stock sold in follow-on offering, net of underwriting discounts of $16.8 million and other offering costs of $0.6 million	—	4,600	1	—	—	318,441	—	—	—	318,442
Exchange of Class B Common Stock from Continuing Equity Holders	—	339	—	(339)	—	2,434	—	—	(2,434)	—
Establishment of tax receivable agreement liability and corresponding deferred tax assets	—	—	—	—	—	1,016	—	—	—	1,016
Allocation of equity to noncontrolling interests	—	—	—	—	—	(152,374)	—	—	152,374	—
Balance, June 30, 2026	$—	20,239	$2	27,234	$3	$236,061	$8,957	$34	$348,433	$593,490
Net loss	—	—	—	—	—	—	(4,399)	—	(6,564)	(10,963)
Unrealized cash flow hedge gains, net of tax	—	—	—	—	—	—	—	673	1,105	1,778
Realized cash flow hedge losses reclassified to net income	—	—	—	—	—	—	—	37	39	76
Restricted stock awards, net	—	65	—	—	—	3,229	—	—	—	3,229
Exchange of Class B Common Stock from Continuing Equity Holders	—	818	—	(818)	—	10	—	—	(10)	—
Tax receivable agreement liability and corresponding deferred tax assets	—	—	—	—	—	1,549	—	—	—	1,549
Allocation of equity to noncontrolling interests	—	—	—	—	—	15,609	—	—	(15,609)	—
Balance, September 30, 2026	$—	21,121	$2	26,417	$3	$256,459	$4,558	$744	$327,393	$589,159

Cardinal Infrastructure Group Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$11,667	$26,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19,889	17,715
Amortization of debt issuance costs	1,532	—
Amortization of other intangible assets	13,281	5,601
Noncash stock compensation	3,690	—
Change in fair value of tax receivable agreement liability	1,974	—
Provision for deferred income taxes	(668)	—
Other non-cash adjustments, net	1,056	(222)
Changes in operating assets and liabilities:
Accounts receivable, net	(45,123)	(18,837)
Contract assets	(18,974)	(20,935)
Accounts payable	34,529	17,231
Accrued expenses	6,626	1,612
Other assets and liabilities, net	856	(2,026)
Net cash provided by operating activities	$30,335	$26,340

Cash flows from investing activities:
Purchases of property and equipment	$(41,586)	$(31,729)
Acquisitions, net of cash acquired	(133,431)	(19,898)
Other, net	285	255
Net cash used in investing activities	$(174,732)	$(51,372)

Cash flows from financing activities:
Proceeds from notes payable	$113,000	$45,391
Principal payments on notes payable	(38,394)	(11,217)
Payment of debt issuance costs	(4,184)	—
Principal payments on finance lease obligations	(2,346)	(2,357)
Payments of deferred consideration	(4,267)	(692)
Member distributions	—	(8,600)
Proceeds from equity offering, net of underwriting discounts	319,010	—
Other, net	(568)	(22)
Net cash provided by financing activities	$382,251	$22,503
Net change in cash	237,854	(2,529)

Cash
Beginning of period	97,149	20,917
End of period	$335,003	$18,388

	Nine months ended September 30,
(in thousands)	2026	2025
Supplemental information:
Cash paid for interest	$5,914	$4,043

Supplemental non-cash investing and financing activities:
Purchases of property and equipment acquired through acquisitions	$39,898	$11,773
Purchases of property and equipment financed with finance leases	696	1,442
Purchases of property and equipment financed with notes payable	7,281	1,362
Right-of-use assets recognized with operating leases	14,090	1,938
Unfavorable lease fair value adjustment recognized on acquisition	1,380	—
Derecognition from deconsolidation of variable interest entity, net	—	3,031
Increase in related party loan receivable	—	1,264
Unrealized cash flow hedge gains	1,841	—
Class A stock awards issued as consideration for acquisition	8,490	—
Class B equity and LLC units issued as consideration for acquisition	102,810	—
Fair value of contingent consideration liabilities - Tax Benefit Agreement and Tax Receivable Agreement	12,300	—
Rollover equity issued as consideration for acquisitions	—	4,540
Establishment of deferred tax assets related to the Tax Receivable Agreement	17,105	—
Establishment of liabilities under the Tax Receivable Agreement	14,539	—
Net effect of the Tax Receivable Agreement within additional paid-in capital	2,566	—

Cardinal Infrastructure Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Description of Business

Cardinal Infrastructure Group Inc. ("Company" or "Cardinal Group") is a Delaware corporation formed on June 12, 2025, for the purpose of facilitating an initial public offering (the "IPO") and related organizational transactions in order to acquire an investment in Cardinal Civil Contracting Holdings LLC ("Cardinal"). Cardinal Group is a holding company with no direct operations whose principal asset is its equity interest in Cardinal, acquired in connection with the IPO.

Cardinal is a Delaware limited liability company formed on September 16, 2025, whose primary asset is its 100% ownership interest in Cardinal Civil Contracting, LLC ("Cardinal NC"), a North Carolina limited liability company organized on January 16, 2013, that conducts all operations of the Company through its wholly owned subsidiaries.

The Company is a full-service, turnkey infrastructure services company operating in the Southeastern United States, specifically North Carolina, South Carolina, and Georgia. The Company provides a comprehensive suite of infrastructure services to the residential, commercial, industrial, municipal, and state infrastructure markets, including site clearing, grading, erosion control, drilling and blasting, utility installations, and related site services.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated interim financial statements of Cardinal Group have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited interim condensed consolidated financial statements include the results of the Company and its wholly owned or controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows have been included.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. Due to the seasonal nature of the Company’s business, the results of operations for a fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.

Reclassifications

Prior-period depreciation amounts were reclassified into cost of revenue and general and administrative expenses to conform to the current-year presentation to present gross profit in the condensed consolidated statements of operations.

Segment Information

The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. The CODM manages the business activities on a consolidated basis and as such the Company determined it is a single reportable segment. The Company derives revenue in the United States of America from construction projects based in the Southeast.

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

The measure of segment assets is reported to the CODM on the balance sheet as total consolidated assets, with the same captions as the condensed consolidated balance sheets. All of the Company's long-lived assets are based in the United States of America.

Derivatives

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

Derivative assets and liabilities are recorded in other non-current assets and other non-current liabilities, respectively, within the condensed consolidated balance sheets. For the interest rate swaps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive income to interest expense in the condensed consolidated statements of operations due to payments received from and paid to the counterparty.

3. Changes in Accounting Estimates

Property and Equipment Depreciation Method

Effective as of January 1, 2026, the Company changed its depreciation method for property and equipment from the accelerated method of depreciation to the straight-line method of depreciation. The Company believes the change from the accelerated method to the straight-line method of depreciation is preferable under U.S. GAAP as it will result in an estimate of depreciation expense which more accurately reflects the pattern of usage and the expected benefits of such assets. Additionally, the change to the straight-line method of depreciation is consistent with the depreciation method applied by other companies within the Company's industry and improves the comparability of the Company's results to its competitors. The Company's change in the method of depreciation is considered a change in accounting estimate effected by a change in accounting principle and has been applied prospectively.

The effect of the change on the three and nine months ended September 30, 2026 was a decrease in depreciation expense of approximately $3.2 million and $6.2 million, respectively, and a corresponding increase in income before income taxes compared to what would have been reported under the accelerated method. The effect on net income and earnings per diluted share was approximately $2.9 million and $0.14, respectively, for the three months ended September 30, 2026 and $5.6 million and $0.33, respectively, for the nine months ended September 30, 2026. The fixed assets will be depreciated over their estimated remaining useful lives as follows:

Asset Group	Useful Lives
Machinery and equipment	3 to 20 years
Vehicles and trailers	5 years
Office equipment and computers	3 to 5 years
Leasehold improvements	15 years

Customer Contracts

Accounting for customer construction contracts requires the use of estimates and assumptions to determine total contract revenue, contract costs, and the extent of progress toward completion. The Company generally recognizes revenue over time using a cost-to-cost measure of progress, under which revenue is recognized based on costs incurred relative to estimated total costs at completion. Estimates of total contract revenue and costs incorporate assumptions about future events, including labor productivity and availability, material and subcontractor costs and availability, project duration, site conditions, customer-directed scope modifications, and the nature and complexity of the work to be performed.

The Company updates its contract estimates as conditions evolve and additional information becomes available. Changes in job performance, site conditions, labor productivity, subcontractor and supplier performance, project schedules, and contract scope may result in revisions to estimated contract revenue, costs, and profitability. The timing and amount of revenue and profit recognized in any period therefore depend, in part, on the reliability of these estimates.

Because the Company manages a portfolio of contracts of varying size, duration, and complexity, favorable and unfavorable changes in individual contract estimates may offset one another. However, significant changes in estimates for one or more contracts have had, and could in the future, have a material effect on the Company’s revenue, cost of revenues, gross profit, contract assets, and/or contract liabilities in a reporting period.

Factors that may contribute to changes in contract estimates include:

•
The completeness and accuracy of original bids and cost estimates;
•
Changes in project scope and the timing and recognition of related costs and revenue;
•
Changes in expected labor productivity, labor availability, and wage rates;
•
Extended project overhead resulting from customer, permitting, weather, or other delays;
•
Subcontractor and supplier performance;
•
Changes in subcontractor, equipment, fuel, and material costs;
•
Site conditions that differ from original bid assumptions, including circumstances in which contractual remedies may not be available;
•
Material and equipment availability and proximity to project sites;
•
Changes in project schedules and estimated completion dates; and
•
The identification of additional costs necessary to complete contract obligations.

These factors, together with the stage of completion and mix of contracts in progress, may cause fluctuations in gross profit between reporting periods, which may be significant.

Changes in estimates of contract revenue, contract costs, or the extent of progress toward completion are recognized in the period in which the revisions are determined. When a change in an estimate affects the measure of progress for a performance obligation satisfied over time, the resulting cumulative effect on revenue and gross profit is recognized in the period of the change. Such changes occur in the ordinary course of business and are inherent in the Company’s use of estimates in accounting for construction contracts.

During the three months ended September 30, 2026, as additional project information became available, the Company revised its estimate of costs to complete on certain projects, which resulted in a cumulative catch-up adjustment that reduced gross profit by $13.2 million. The revisions represented changes in estimates based on information available during the period in the ordinary course of business, and no material amounts were identified that should have been recognized in a prior period.

4. New Accounting Standards

Recently Adopted Accounting Pronouncements

In November 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2025‑09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." The amendments provide targeted improvements intended to better align hedge accounting with entities’ risk‑management activities, including expanded eligibility for grouping forecasted transactions with similar risk exposures, clarified guidance for hedging forecasted interest payments on variable‑rate debt, expanded component hedging for nonfinancial items, conditions under which a net written option may qualify as a hedging instrument, and the ability to designate foreign‑currency‑denominated debt simultaneously as both a hedging instrument and a hedged item. ASU 2025‑09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2025‑09 effective October 1, 2026, prospectively, and does not expect the adoption to have a material impact on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB Accounting Standards Codification ("ASC") with the Securities and Exchange Commission's ("SEC’s") regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03 as an update to Subtopic 220-40, which will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 was issued to improve the disclosures about a public business entity's expenses and address requests from investors for more disaggregated disclosures about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions (such as general and administrative expenses). In January 2025, the FASB issued ASU 2025‑01 "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date" to clarify the effective date provisions of ASU 2024‑03 related to expense disaggregation disclosures. The Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025‑11, "Interim Reporting (Topic 270): Narrow‑Scope Improvements." The amendments clarify the applicability of the interim reporting guidance in Topic 270, improve the navigability of the interim reporting requirements, and provide a more comprehensive framework for interim disclosures, including a principle that entities disclose events and changes since the last annual reporting period that have a material effect on the entity. ASU 2025‑11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025‑11 on its condensed consolidated financial statements and related disclosures.

5. Acquisitions

Acquisition of Piedmont

On May 29, 2026, a subsidiary of the Company acquired substantially all of the operating assets and certain liabilities of Piedmont Pipe Construction, Inc. ("Piedmont"). Piedmont provides water systems, sewage, and storm drain work for residential, commercial, and industrial projects across North Carolina and South Carolina. The acquisition was accounted for as a business combination. The purchase price allocation recognized as of the Piedmont acquisition date was preliminary and based on provisional estimates of the fair values of the assets acquired and liabilities assumed and subject to adjustment during the measurement period as additional information becomes available regarding facts and circumstances that existed as of the acquisition date. The measurement period will not exceed one year from the acquisition date. No measurement period adjustments were recorded for the Piedmont acquisition during the three months ended September 30, 2026.

Consideration transferred was as follows (in thousands):

Cash	$7,900
Deferred consideration	1,200
Estimated net working capital adjustment receivable	(754)
Consideration transferred	$8,346

The following summarizes the fair values of the net assets acquired (in thousands):

Accounts receivable	$1,821
Property and equipment	3,516
Intangible assets:
Customer relationships	520
Backlog	94
Trade names	416
Goodwill	2,171
Accounts payable	(192)
Net assets acquired	$8,346

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

In connection with the acquisition of Piedmont, the Company entered into a Transition Services Agreement ("TSA") with the seller to provide limited post-closing support, including general contracting and licensing services, business transition activities such as employee and customer introductions, and equipment identification. The TSA was part of the consideration transferred in the acquisition and recorded within goodwill in the purchase price allocation. Accordingly, no related party expense will be recognized in future periods.

Acquisition of ALGC

On February 18, 2026 (the "Acquisition Date"), a subsidiary of the Company acquired 100% of the membership interests of A.L. Grading Contractors, LLC ("ALGC"), a provider of civil construction services including wet utility installation, grading, and other related services to residential, commercial and municipal customers in the Atlanta, Georgia metropolitan market. The acquisition was accounted for as a business combination.

The purchase price allocation recognized as of the Acquisition Date was preliminary and based on provisional estimates of the fair values of the assets acquired and liabilities assumed and subject to adjustment during the measurement period as additional information becomes available regarding facts and circumstances that existed as of the Acquisition Date. The measurement period will not exceed one year from the Acquisition Date.

Consideration transferred was as follows (in thousands):

As Previously Reported
Cash	$115,362
Liabilities assumed and paid at closing	10,359
Net working capital adjustment escrow (Initial Payment Escrow)	2,400
Rollover equity	102,810
Cardinal Group Class A common stock bonus grants	8,490
Contingent Consideration - Tax Receivable and Benefit Agreements	12,300
Estimated net working capital adjustment payable	(9)
Consideration transferred	$251,712

The following summarizes the fair values of the net assets acquired (in thousands):

As Previously Reported
Cash	$2,588
Accounts receivable	16,931
Contract assets	10,567
Prepaid expenses	436
Other assets current	143
Other long-term assets	427
Property, plant and equipment	36,383
Operating lease right-of-use assets	4,799
Intangible assets:
Customer relationships	69,600
Backlog	13,600
Non-compete agreements	1,200
Trade name	9,300
Goodwill	107,534
Accounts payable	(11,549)
Accrued expenses	(1,296)
Contract liabilities	(2,771)
Current portion of operating lease liabilities	(85)
Operating lease liabilities, less current portion	(6,095)
Net assets acquired	$251,712

For income tax purposes, the acquisition was structured as a taxable purchase of a portion of the assets of ALGC, combined with a tax-deferred contribution of equity by the sellers. Based on the Company’s preliminary analysis, approximately $112.3 million of goodwill is expected to be deductible for income tax purposes. The Company has not yet finalized its allocation of the purchase price for tax purposes, and the amount of tax-deductible goodwill is subject to change. The amount of tax-deductible goodwill exceeds the goodwill recognized for financial reporting purposes, primarily due to acquisition-related transaction costs, which were expensed as incurred for financial reporting purposes and capitalized for income tax purposes.

The Company recognized identifiable intangible assets for the trade name, customer relationships, non-compete agreements, and contractual backlog related to construction contracts in place as of the Acquisition Date. These assets are included in "Intangible assets, net" on the condensed consolidated balance sheets, and are considered a finite‑lived intangible asset that will be amortized straight-line over their estimated useful lives as follows:

Asset Group	Useful Lives
Customer relationships	8 to 13 years
Backlog	18 months
Non-compete agreements	4 years
Tradename	10 years

Customer relationships, non-compete agreements, backlog amortization and trade name amortization are included in the Amortization expense in the condensed consolidated statement of income.

Customer Relationships

The Company valued customer relationships using the multi‑period excess earnings method, which estimates the present value of after‑tax cash flows attributable to existing customers after deducting contributory asset charges. Customer relationships were disaggregated into commercial, industrial, and residential components due to differences in customer behavior and risk characteristics using the following attrition and discount rates:

Customer Relationships	Attrition Rates	Discount Rates
Commercial	16.5%	19.0%
Industrial	20.5%	19.0%
Residential	8.5%	19.0%

Other key assumptions included projected revenues and operating margins for each customer class and a tax amortization period of 15 years. Based on these assumptions, the resulting aggregate fair value of customer relationships was $69.6 million. The effect of a change in certain assumptions is shown below (in thousands):

Estimated Change in Fair Value of Intangible Assets
Customer attrition rates:
+200 basis points	$(9,500)
-200 basis points	$9,500

Discount rates:
+100 basis points	$(4,700)
-100 basis points	$4,700

Trade name

The Company valued the trade name using the relief‑from‑royalty method, which estimates the present value of after‑tax royalty payments that the Company would otherwise be required to pay to license the trade name from a third party. The trade name was valued using a pre‑tax royalty rate of 1.0% applied to projected revenue, a discount rate of 18.0%, and an estimated useful life of 10 years. Other key assumptions included projected revenue attributable to the trade name and a tax amortization period of 15 years. Based on these assumptions, the resulting fair value of the trade name was $9.3 million. The effect of a change in certain assumptions is shown below (in thousands):

Estimated Change in Fair Value of Intangible Assets
Royalty rates:
+10 basis points	$1,000
-10 basis points	$(900)

Discount rates:
+100 basis points	$(300)
-100 basis points	$400

Backlog

The Company recognized an identifiable intangible asset for contractual backlog related to construction contracts in place as of the Acquisition Date. Backlog represents the estimated future profit margin to be realized from these contracts and is considered a finite‑lived intangible asset. The fair value of backlog was estimated using the income approach (multi-period excess earnings method) that isolates the cash flows attributable to backlog and discounts them to present value. The calculation began with the total gross backlog amount based on signed contracts as of the Acquisition Date. Estimated profit margin percentages were applied to derive expected pre‑tax cash flows. The estimated pre‑tax cash flows were discounted to present value using a rate that reflects the timing and risk profile of the expected realization period. The backlog asset is amortized straight-line over its estimated realization period of approximately 18 months through August 2027, which reflects the pattern in which the economic benefits were expected to be consumed.

The backlog asset is classified as a Level 3 measurement within the fair value hierarchy due to the use of significant unobservable inputs, including management’s estimates of profit margin and risk adjustments. Unobservable inputs (Level 3) to the valuation included:

•
Estimated profit margin: 26.7% for residential, 27.6% for multifamily, 27.2% for commercial, and 28.3% for industrial backlog;
•
Backlog realization period: 18 months across all backlog categories; and
•
Discount rate: 17.0% across all backlog categories.

The most significant assumption in the valuation is the estimated gross margin. The effect of a change in certain assumptions is shown below (in thousands):

Estimated Change in Fair Value of Intangible Assets
Profit margin:
+200 basis points	$2,000
-200 basis points	$(2,000)

Contingent Consideration

Tax Receivable Agreement ("TRA")

In connection with its December 2025 initial public offering ("IPO"), the Company entered into a TRA. As part of the ALGC acquisition in February 2026, Diamond Interests Group LLC and the sellers became parties to the pre-existing TRA as holders of limited liability company units of Cardinal ("Continuing Equity Holders") upon the issuance of their 4,186,062 Cardinal units ("LLC Units") as rollover equity. Under the TRA, the Company is obligated to pay the Continuing Equity Holders 85.0% of the net cash tax savings actually realized by the Company from the tax basis step-up in assets attributable to future exchanges of LLC Units for shares of the Company's Class A common stock, par value $0.0001 per share (the "Class A Common Stock") or cash, determined on a "with and without" methodology. Payments under the TRA are contingent upon (i) future exchanges of LLC Units actually occurring and (ii) the Company generating sufficient taxable income to utilize the resulting tax attributes. The TRA includes provisions for early termination at the Company's election (subject to independent director approval), change-of-control acceleration, and net operating loss carryforward mechanics capped at 80.0% of annual pretax income. Interest accrues on unpaid TRA payments at SOFR plus 100 basis points.

Tax Benefit Agreement ("TBA")

Concurrently with the ALGC acquisition in February 2026, the Company entered into a TBA. Under the TBA, the Company is obligated to pay 85.0% of the annual Cumulative Net Realized Tax Benefit (as defined in the TBA) arising from the basis step-up in ALGC's assets attributable to the portion of the acquisition treated as a taxable asset sale under IRC Section 1001. The Realized Tax Benefit (as defined in the TBA) is computed under a "with and without" method that assumes the Company is allocated 80.0% of Cardinal's amortization and depreciation deductions in respect of the Basis Adjustments as defined in the TBA. Unlike the TRA, TBA payments do not require future unit exchanges; rather, they depend on the Company generating sufficient taxable income to utilize the amortization deductions, which arise over the applicable depreciable and amortizable lives of the stepped-up assets (including immediate expensing of fixed asset step-up under bonus depreciation and 15-year amortization of intangible assets under federal tax rules). Interest on unpaid TBA payments accrues at SOFR plus 100 basis points.

Fair Value Measurement and Recognition

Both the TRA and TBA represent contingent consideration in connection with the ALGC acquisition, as the purchase consideration in the purchase agreement is explicitly stated to be increased by payments made to the sellers under or in respect of both agreements. Accordingly, the Company recognized the TRA and TBA obligations as contingent consideration at acquisition-date fair value.

The aggregate acquisition-date fair value of the TRA and TBA was $12.3 million as adjusted ($5.3 million attributable to the TRA and $7.0 million attributable to the TBA), determined using a Monte Carlo simulation model with 100,000 trials. The key inputs to the model included: (i) management's projected pretax book income for fiscal years 2026 through 2030, extended through 2053 at a normalized long-term growth rate of 3.0%; (ii) book-to-tax adjustments to convert pretax book income to a tax basis, including immediate bonus depreciation of the fixed asset step-up and 15-year amortization of intangible assets; (iii) annual net operating loss carryforward mechanics capped at 80.0% of pretax income in any year; (iv) an 85.0% payment percentage applied to cumulative net realized tax benefits; and (v) an equity volatility assumption of 58.0%, derived from the observed 20-year average equity volatility of a group of guideline public companies and re-levered to reflect the Company’s capital structure, reflecting the equity-linked nature of the underlying cash flows. A metric risk premium was applied to adjust management's pretax income projections to a risk-neutral perspective, based on the Company’s cost of equity capital of 24.0% relative to the guideline public company median. This measurement is classified within Level 3 of the ASC 820 fair value hierarchy due to the use of significant unobservable inputs, including projected taxable income, future tax rates, and the timing of future exchanges of LLC Units.

The effect of a change in certain assumptions is shown below (in thousands):

Estimated Change in Fair Value of Contingent Consideration
Discount rates:
+200 basis points	$(640)
-200 basis points	$630

Volatility variable:
+500 basis points	$(770)
-500 basis points	$730

The potential undiscounted payments under the TRA and TBA have no contractual maximum. The minimum potential payment under each agreement is $0, which would occur in scenarios where the Company does not generate taxable income sufficient to utilize the relevant tax attributes or where no future exchanges of LLC Units occur under the TRA, which the Company cannot predict. The expected payment period runs through approximately 2041, reflecting the 15-year tax amortization period for intangible assets under the TBA and the assumed timing of future exchanges of LLC Units under the TRA. Subsequent changes in the fair value of these contingent consideration liabilities are recognized in earnings in the period of change.

Pro Forma Information (Unaudited)

The following unaudited pro forma information presents the combined results of operations of the Company as if the ALGC and Piedmont acquisitions had occurred on January 1, 2025. The Company omitted pro forma results for certain acquisitions as they are not material to its condensed consolidated financial statements. These unaudited supplemental pro forma results are provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies or the future results of the combined companies (in thousands):

	Nine Months Ended September 30,
	2026	2025
Revenue	$616,197	$450,380
Net income, including noncontrolling interests	$12,070	$71,266

The following summarizes the results of operations from the acquired businesses included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$45,802	$-	$106,335	$-
Net income attributable to acquisitions	$1,618	$-	$4,904	$-

6. Revenue

The majority of the Company's customer contracts are for fixed price turnkey land development projects in the private sector that normally take up to 18 months to complete. Contracts for individual services, such as standalone paving projects, have shorter durations, are typically completed within three months, and generally represent less than 5% of revenue.

The following summarizes disaggregated revenue by sector (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by sector:
Private	$197,753	$113,268	$556,697	$293,692
Public	4,174	9,056	39,674	16,544
Total revenue	$201,927	$122,324	$596,371	$310,236

Performance obligations represent the aggregate amount of revenue expected to be recognized on contracts for which performance has commenced but is not yet complete. These obligations are derived from the transaction price allocated to unsatisfied or partially satisfied performance obligations under existing contracts. As of September 30, 2026 and December 31, 2025, the Company’s remaining performance obligations were $618.3 million and $516.8 million, respectively. As of September 30, 2026, the Company expects to recognize approximately $558.2 million, or 90%, within the next 12 months from these performance obligations.

7. Contract Assets and Liabilities, and Provision for Contract Losses

The following summarizes contract assets and liabilities (in thousands):

	September 30, 2026	December 31, 2025
Contract assets:
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,480	$27,950
Conditional retainage	45,955	26,944
Total contract assets	$84,435	$54,894

Contract liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	$26,086	$18,793
Less: Conditional retainage	(10,625)	(8,097)
Provision for contract losses	230	136
Total contract liabilities	$15,691	$10,832

Net contract assets (liabilities)	$68,744	$44,062

Total contract assets increased at September 30, 2026 by $29.5 million compared to December 31, 2025 primarily due to higher unbilled revenue on in-process contracts, increased conditional retainage, and $10.6 million of acquired contract assets from the acquisition of ALGC in 2026.

Total contract liabilities increased at September 30, 2026 by $4.9 million compared to December 31, 2025 primarily due to the timing of billings and work progression and $2.8 million of acquired contract liabilities from the acquisition of ALGC in 2026.

Revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in the opening balance of billings in excess of costs and estimated earnings (a component of contract liabilities) was $18.3 million, and $23.5 million, respectively.

The following summarizes changes in the provision for contract losses (in thousands):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Balance, beginning of period	$136	$4,040
Additions	187	10
Write-offs	(93)	(3,914)
Balance, ending of period	$230	$136

8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Machinery and equipment	$193,162	$118,867
Vehicles and trailers	44,758	30,252
Office equipment and computers	2,597	1,760
Leasehold improvements	3,411	1,042
Construction in progress	4,055	8,019
Total property and equipment	247,983	159,940
Less: accumulated depreciation	(93,916)	(75,038)
Total property and equipment, net	$154,067	$84,902

9. Goodwill and Intangible Assets, Net

Additions to goodwill are from acquisitions. See "Note 5. Acquisitions" for further information. The changes in the gross carrying amount of goodwill are as follows (in thousands):

Nine Months Ended September 30, 2026
Balance, beginning of period	$23,511
Additions - ALGC	107,534
Additions - Piedmont	2,171
Balance, end of period	$133,216

As of September 30, 2026, the Company performed an interim assessment of goodwill for its reporting units. Based on its assessment of relevant qualitative factors, including the decline in the implied value of the Company's equity based on public trading, the Company concluded that it was more likely than not that the fair value of each reporting unit was less than its carrying amount and, accordingly, performed a quantitative goodwill impairment test.

The Company has two reporting units with goodwill: Carolinas, which comprises the Company’s site development and paving operations in North Carolina and South Carolina, and Georgia, which comprises the operations of ALGC. As of September 30, 2026, goodwill assigned to the Carolinas and Georgia reporting units was $25.7 million and $107.5 million, respectively. For the Georgia reporting unit, the Company assessed relevant qualitative factors, including the decline in the implied value of the Company’s equity based on public trading, increases in operating costs and operating results below the expectations at the date of the ALGC acquisition. The quantitative impairment test compared the fair value of each reporting unit with its carrying amount. The fair value of each reporting unit was estimated using a discounted cash flow ("DCF") and the market approach (guideline public company) methods under the income approach.

Based on the results of the quantitative impairment tests, the fair value of each reporting unit exceeded its carrying amount and, therefore, no goodwill impairment was recognized. The estimated fair value of the Carolinas reporting unit substantially exceeded its carrying amount. The estimated fair value of the Georgia reporting unit exceeded its carrying amount by approximately 4.3%. Key assumptions used in estimating the fair value of the Georgia reporting unit included a discount rate of 14.0% and the recovery of Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") margins from current levels over the forecast period.

A continued decline in the implied value of the Company’s equity based on public trading, or other adverse changes in market conditions or the Company’s operating results, could result in the fair value of one or more reporting units declining below their respective carrying amounts and could result in the recognition of a goodwill impairment charge in a future period.

The following summarizes finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total (in thousands):

		September 30, 2026			December 31, 2025
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Backlog	0.7	$21,236	$(13,175)	$8,061	$7,542	$(6,480)	$1,062
Customer relationships	10.4	84,720	(5,839)	78,881	14,600	(523)	14,077
Trade names	8.5	10,216	(1,211)	9,005	500	(125)	375
Non-compete agreements	3.3	1,200	(184)	1,016	-	-	-
Total		$117,372	$(20,409)	$96,963	$22,642	$(7,128)	$15,514

In the nine months ended September 30, 2026 and 2025 amortization expense was $13.3 million and $5.6 million, respectively. The estimated aggregate amortization expense for each of the next five years is as follows (in thousands):

Remainder of 2026	$4,764
2027	15,366
2028	9,433
2029	9,433
2030	9,173
Thereafter	48,794
Total	$96,963

10. Debt Arrangements

Notes payable consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	Effective Interest Rate at September 30, 2026	September 30, 2026	December 31, 2025
Note payable under the October 2025 Credit Facility	6.2%	$195,000	$120,000
Other long-term debt	3.1%	8,066	1,179
Less: unamortized debt issuance costs		(4,550)	(1,897)
Total debt		198,516	119,282

Short-term		11,706	6,129
Long-term		186,810	113,153
Total debt		198,516	119,282

Future maturities of debt arrangements are as follows as of September 30, 2026 (in thousands):

Remainder of 2026	$2,911
2027	11,716
2028	11,710
2029	12,898
2030	15,721
Thereafter	148,110
Less: unamortized debt issuance costs	(4,550)
Total debt	$198,516

October 2025 Credit Facility

On October 1, 2025, the Company entered into a credit facility (the "October 2025 Credit Facility") with Truist Bank, as administrative agent and lender, which provides for a $75.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility, and a $120.0 million senior secured term loan facility. The October 2025 Credit Facility matures on October 31, 2030, and is secured by substantially all assets of the

Company and subsidiary guarantors. Borrowings bear interest, at the borrower's option, at either the base rate, SOFR Index, or Term SOFR, plus an applicable margin ranging from 0.9% to 1.6% per annum for base rate borrowings and 1.9% to 2.6% per annum for SOFR-based borrowings, in each case based on the Company's leverage ratio. Amounts under the term loan facility amortize quarterly, commencing March 31, 2026, in aggregate annual amounts equal to 5.0% of the original principal during the first two years and 7.5% during years three through five, with the remaining balance due at maturity. The October 2025 Credit Facility contains certain financial covenants and other customary affirmative and negative covenants.

February 2026 Credit Facility Amendment

On February 18, 2026, the Company entered into an amendment to the October 2025 Credit Facility (the "First Amendment") with Truist Bank, as administrative agent and lender. The First Amendment, among other things, provided an additional $80.0 million in term loans on the amendment effective date, increasing the aggregate outstanding principal balance from $120.0 million to $200.0 million.

September 2026 Credit Facility Amendment

On September 10, 2026, the Company entered into a second amendment to the October 2025 Credit Facility (the "Second Amendment"), with Truist Bank, as administrative agent, issuing bank and swingline lender, and the lenders party thereto. The Second Amendment, among other things, established a delayed draw term loan facility in an aggregate principal amount of up to $250.0 million, which may be drawn in up to five advances through March 10, 2028, subject to the terms and conditions of the facility, increased the aggregate revolving commitments from $75.0 million to $100.0 million, and extended the maturity date of Term Loan to September 10, 2031. The delayed draw term loan also matures on September 10, 2031. Neither the delayed draw term loan commitments nor the increase in revolving commitments was established as an incremental facility under the October 2025 Credit Facility, and neither reduces the facility’s remaining incremental capacity.

Quarterly principal installments on Term Loan were revised to $2.4 million through September 30, 2027, and $3.7 million thereafter, with the remaining outstanding principal due at maturity on September 10, 2031. The Second Amendment did not modify the financial covenants under the October 2025 Credit Facility, as amended by the First Amendment. At September 30, 2026, the Company had $100.0 million available under the revolving facility and $250.0 million available under the delayed draw term loan and was in compliance with all covenants.

Other Long-Term Debt

Other long-term debt is primarily related to financing heavy construction equipment purchases with varying terms, lenders, and maturities.

Bonding

Surety bonds are required in substantially all publicly funded construction projects. The Company procures surety bonds to secure its performance and pledges all proceeds and other rights under the related construction contracts to the bond surety company.

11. Derivatives

The Company is exposed to interest rate risk on its variable-rate borrowings. To manage this exposure, the Company entered into pay-fixed, receive-floating interest rate swaps. As of September 30, 2026, the notional amount and balance sheet position of interest rate swaps outstanding were as follows (in thousands):

	September 30, 2026
	Notional Amount	Fair Value
		Asset	Liability
Interest rate swaps	$96,250	$2,186	$–

The unrealized changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2026 comprised of the following (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Gain in accumulated other comprehensive income	$1,778	$1,842
Losses reclassified from accumulated other comprehensive income to interest expense	76	117

12. Commitments and Contingencies

The Company entered into an operating lease agreement with a 15-year term that has not yet commenced. Total commitments under the new agreement through 2041 are approximately $16.6 million. See "Note 18. Related Party Transactions" for information.

Certain of the Company’s subsidiaries are involved in litigation or legal matters. While the outcome of these matters cannot be predicted with certainty, the Company is vigorously defending them and does not currently expect that any of them will have a material adverse effect on its business or financial position. However, should one or more of these matters be resolved in a manner adverse to the Company's current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

13. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level 2	Level 3	Total
Financial Assets:
Interest rate swap designated as a cash flow hedge	$2,186	$—	$2,186
Total assets measured at fair value	2,186	—	2,186

Financial Liabilities:
Contingent consideration — TRA	—	5,300	5,300
Contingent consideration — TBA	—	7,000	7,000
Total liabilities measured at fair value	$—	$12,300	$12,300

The following summarizes changes in Level 3 instruments measured on a recurring basis (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Balance, beginning of period	$12,300	$-
Additions	-	12,300
Balance, end of period	$12,300	$12,300

There were no unrealized gains or losses recognized in earnings for the three and nine months ended September 30, 2026 relating to contingent consideration liabilities held as of September 30, 2026.

Contingent Consideration

The Company estimates the fair value of contingent consideration using a Monte Carlo simulation model incorporating 100,000 trials in which projected pre-tax income is simulated on a risk-neutral basis and the resulting tax benefits and required payments are discounted to present value. Significant unobservable inputs include tax savings that may be recognized in each year only to the extent of pre-tax income, with excess benefits carried forward as net operating losses subject to the 80% utilization limitation.

14. Equity and Noncontrolling Interest

Follow-On Offering

On June 24, 2026, the Company completed an underwritten public offering of its Class A Common Stock, selling an aggregate of 4,600,000 shares at a price of $73.00 per share resulting in net proceeds to the Company of approximately $318.4 million, after underwriting discount and commission and expenses. The Company has used $33.0 million of such net proceeds to repay borrowings outstanding under its October 2025 Credit Facility and intends to use the remaining net proceeds for general corporate purposes, which may include funding for acquisitions, working capital requirements, capital expenditures and the repayment, refinancing, redemption or repurchase of indebtedness or other securities.

Redemptions

During the three and nine months ended September 30, 2026, Continuing Equity Holders exchanged 817,931 and 1,157,357 LLC Units, together with an equal number of shares of the Company's Class B common stock, par value $0.0001 per share (the "Class B Common Stock") for an equal number of newly issued shares of Class A Common Stock, respectively. The shares of Class B Common Stock transferred were cancelled.

Noncontrolling Interest

In connection with the acquisition of ALGC, Cardinal issued 4,186,062 LLC Units to the sellers as rollover equity, together with an equal number of shares of the Company's Class B Common Stock. The LLC Units and corresponding shares of Class B Common Stock were valued at $102.8 million based on the closing share price of the Company's Class A Common Stock of $24.56 on the acquisition date and were accounted for as consideration transferred in the business combination. The LLC Units issued to the sellers were recorded within noncontrolling interests at their fair value of $102.8 million on the acquisition date. The issuance increased the Continuing Equity Holders' ownership interest in Cardinal from 61.0% to 64.3%.

During the nine months ended September 30, 2026, Cardinal issued LLC Units to the Company as follows: 4,600,000 LLC Units in connection with the follow-on offering of Class A Common Stock, 70,972 LLC Units in connection with the vesting of restricted stock awards under the Company's 2025 Stock Incentive Plan (the "2025 Plan"), and 1,157,357 LLC Units acquired from Continuing Equity Holders on the exchanges described above. Cardinal also issued 345,666 LLC Units to the Company in connection with the Class A Common Stock issued as consideration in the ALGC acquisition.

The following summarizes the ownership of LLC Units of Cardinal as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	LLC Units	Ownership %	LLC Units	Ownership %
Cardinal Infrastructure Group Inc.	21,121	44.4%	14,947	39.0%
Continuing Equity Holders	26,417	55.6%	23,388	61.0%
Total	47,538	100.0%	38,335	100.0%

No dividends were declared or paid on Class A Common Stock during the three and nine months ended September 30, 2026. Shares of Class B Common Stock have no economic rights and are not entitled to dividends.

The following summarizes the effects on the Company's equity of changes in its ownership interest in Cardinal, for the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Net (loss) income attributable to Cardinal Infrastructure Group Inc.	$(4,399)	$3,695

Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital on the exchange of LLC Units	10	2,444
Increase in additional paid-in capital on establishment of the tax receivable agreement liability and related deferred tax assets	—	1,016
Increase (decrease) in additional paid-in capital on reallocation of equity to noncontrolling interests	15,609	(136,765)
Net transfers (to) from noncontrolling interests	15,620	(133,305)

Change from net (loss) income attributable to Cardinal Infrastructure Group Inc. and transfers (to) from noncontrolling interests	$11,221	$(129,610)

15. Stock-Based Compensation

The 2025 Plan permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 3,660,656 shares of Class A Common Stock. As of September 30, 2026, there were 3,227,489 shares of Class A Common Stock available for issuance under the 2025 Plan.

Restricted or Unrestricted Stock Awards

The Company issues time-based awards in the form of restricted stock to certain employees and non-employee directors. Employee restricted stock awards generally vest immediately on the grant date. Non-employee director restricted stock awards may vest either immediately upon grant or over a period of approximately one year, subject to continued service to the Company.

The following summarizes unvested restricted shares (in thousands, except per share amounts):

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Number of Shares	Weighted Avg Grant Date Fair Value / Share	Number of Shares	Weighted Avg Grant Date Fair Value / Share
Unvested, beginning of period	36	$29.97	22	$21.00
Granted	62	48.06	82	45.61
Vested	(65)	45.07	(71)	49.46
Unvested, ending of period	33	$30.51	33	$30.51

As of September 30, 2026, the Company had $0.5 million of unrecognized compensation cost related to unvested awards. This amount is expected to be recognized over a weighted‑average period of 6.3 months.

The following summarizes stock-based compensation expense (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Stock-based compensation expense	$3,229	$3,690

2025 Stock Incentive Plan

In connection with the acquisition of ALGC, the Company issued 345,666 shares of Class A Common Stock from the 2025 Plan to employees of, and service providers to, ALGC at the direction of the selling shareholders. The shares were fully vested at issuance and were not subject to any service or other vesting conditions. Because the shares were issued at the direction of the selling shareholders to settle existing arrangements with the recipients, they were treated as consideration transferred in the business combination rather than post-combination compensation expense. The shares were valued at $8.5 million, based on the Company's closing share price of $24.56 on the Acquisition Date.

16. (Loss) Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed by adjusting the net income available to the Company and the weighted average shares outstanding to give effect to potentially dilutive securities. Shares of Class B common stock are not entitled to receive any distributions or dividends and are therefore excluded from this presentation as non-participating securities. Basic and diluted earnings per share of common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Numerator:
Net (loss) income attributable to Cardinal Infrastructure Group Inc., Basic	$(4,399)	$3,695
Add: Net (loss) income attributable to Noncontrolling Interest LLC Owners	-	7,972
Net (loss) income including noncontrolling LLC owners	$(4,399)	$11,667

Denominator:
Basic weighted average shares outstanding - Class A common stock	20,597	17,118
Add: Dilutive unvested restricted stock awards	-	18
Diluted weighted average shares outstanding	20,597	17,136

(Loss) earnings per share:
Basic	$(0.21)	$0.22
Diluted	$(0.21)	$0.22

The dilutive impact of 26,416,518 LLC Units that are exchangeable for Class A Common Stock is not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2026 as the effect would be anti-dilutive.

17. Income Taxes

The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2026 and 2025 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax (loss) income and adjusting for discrete items that occurred during the period. The Company’s consolidated effective tax rate may vary from period to period based on multiple factors, including changes in the Company’s ownership of its subsidiaries, income attributable to noncontrolling interests, the geographic mix of earnings, changes in tax laws, and differences in tax rates among jurisdictions.

For the three months ended September 30, 2026 and 2025, the Company’s effective tax rate was 5.4% and 8.8%, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate of 21% was primarily due to income attributable to noncontrolling interests which are not taxable to the Company and changes in pre-tax income or loss

For the nine months ended September 30, 2026 and 2025, the Company’s effective tax rate was -5.3% and 6.1%, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate of 21% was primarily due to income attributable to noncontrolling interests which are not taxable to the Company.

18. Related Party Transactions

The following presents revenues earned and expenses incurred by the Company during the three and nine months ended September 30, 2026 and 2025, and accounts receivable balances at September 30, 2026 and December 31, 2025, related to transactions with related parties (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2026	December 31, 2025
	2026	2025	2026	2025
Entities under common control:
Receivables					$1,805	$63
Revenue	$2,592	$27	$3,908	$106
Expenses	$(257)	$-	$(682)	$-

In November 2025, the Company entered into a 15-year lease agreement with an entity under common control that has not commenced as of September 30, 2026. The Company expects to pay $1.1 million per year through January 2041.

In connection with the IPO, the Company utilized some of the net proceeds from the IPO to redeem 7,500,000 LLC Units for $157.5 million from the group of Continuing Equity Holders, which includes the Chief Operating Officer, the Chief Financial Officer, and the Chief Executive Officer. Additionally, the Company entered into the TRA with the Continuing Equity Holders. See "Note 5. Acquisitions" and "Note 17. Income Taxes" for further information regarding the TRA.

19. Subsequent Events

Derivatives

In October 2026, the Company entered into an additional pay-fixed, receive-floating interest rate swap agreement with a notional amount of $23.0 million to hedge exposure to interest rate risk on its variable-rate borrowings under the October 2025 Credit Facility incurred to fund the Allied acquisition described below. The Company expects to designate the instrument as a cash flow hedge during the three months ending December 31, 2026.

Allied Paving Contractors Acquisition

In August 2026, the Company entered into an agreement to acquire Allied Paving Contractors, Inc. ("Allied"), an Atlanta-based paving and heavy site construction contractor, for total consideration of approximately $115.0 million, subject to customary post-closing adjustments, consisting of (i) approximately $88.9 million of cash and (ii) shares of Class A Common Stock having a value of $26.1 million. The acquisition was completed in October 2026. The Company utilized $46.0 million from the delayed draw term loan and $42.9 million of cash on hand to fund the $88.9 million of cash consideration. The Company issued 1,006,796 shares of Class A Common Stock in the transaction, which are subject to a six-month lock-up.

Hughes Brothers Acquisition

In October 2026, the Company entered into an agreement (the "Hughes Brothers Agreement") to acquire Hughes Brothers Construction, Inc. ("Hughes Brothers"), a central Florida-based heavy civil wet utilities and site development contractor. If consummated, the initial consideration of $357.5 million, subject to customary post-closing adjustments, would consist of (i)

$204.0 million of cash funded with new debt, (ii) approximately $10.5 million of cash on hand, and (iii) shares of Class A Common Stock valued at $143.0 million. The Company would issue 5,255,420 shares of Class A Common Stock upon closing.

The Hughes Brothers Agreement also provides for up to $162.5 million of additional contingent consideration based on Hughes Brothers' performance for the twelve-months ending June 30, 2027. Any additional payments earned would be paid 60.0% in cash and 40.0% in shares of Class A Common Stock, with a maximum issuance of 2,388,827 additional shares of Class A Common Stock. The shares of Class A Common Stock issued in the transaction would be subject to a six-month lock-up.

On November 11, 2026, the Company and Hughes Brothers entered into an amendment to the Hughes Brothers Agreement. The amendment provides that the transaction will not close before June 30, 2027, unless otherwise agreed by the parties, revises the timing of the contingent earnout payment, if any, and provides each party with the right to terminate the agreement at any time prior to June 30, 2027 upon prior written notice to the other party.

Redemptions

After September 30, 2026, Continuing Equity Holders redeemed 251,942 LLC Units, together with an equal number of shares of Class B Common Stock, for 251,942 newly issued shares of Class A Common Stock. The shares of Class B Common Stock so redeemed were cancelled. As of the date of this report, 21,373,255 shares of Class A Common Stock and 26,164,576 shares of Class B Common Stock were outstanding, and the Company held 44.4% of LLC Units of Cardinal. The redemptions will be accounted for as equity transactions during the three months ending December 31, 2026.

Share Repurchase Program

In November 2026, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its Class A Common Stock over the following 12 months. Repurchases, if any, may be made from time to time based on market conditions, the Company’s capital requirements and other factors. The program does not obligate the Company to repurchase any particular amount of Class A Common Stock and may be suspended, modified or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended September 30, 2026. In addition, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission ("SEC") on March 23, 2026 ("2025 Form 10-K").

Unless the context otherwise requires, all references to "Cardinal Group," the "Company," "we," "us" and "our" in this Quarterly Report on Form 10-Q (this "Report") refer to Cardinal Infrastructure Group Inc., and unless otherwise stated, its consolidated subsidiaries. All references in this Report to "Cardinal" refer to Cardinal Civil Contracting Holdings LLC.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Report and in "Part I. Item 1A. Risk Factors" in our 2025 Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed may not occur.

This Report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded corporation and our capital programs.

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
•
significant changes in estimates of costs and revenues on our contracts;
•
potential impairments of our goodwill and other assets;
•
the increased expenses associated with being a public company;
•
our ability to remain in compliance with extensive laws and regulations that apply to our business; and
•
the future trading prices of our Class A Common Stock.
•
our ability to successfully implement operational improvement initiatives and the timing and effectiveness of improvements to our project estimating, project review, forecasting and execution processes;
•
the timing and amount of any repurchases under our share repurchase program and the effect of any such repurchases on our liquidity and capital resources; and
•
the timing, ultimate outcome and expected benefits of the proposed Hughes Brothers acquisition.

Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under "Risk Factors," which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Cardinal Group is a holding company that conducts no operations and our principal asset is the limited liability company units of Cardinal acquired in connection with the completion of our Initial Public Offering ("IPO") on December 11, 2025, and the reorganization transactions made prior to the IPO (the "Reorganization"), including with respect to our operating entities Cardinal and Cardinal NC. Prior to the IPO, all of our business was conducted through Cardinal NC.

Cardinal Group is the sole managing member of Cardinal. Although Cardinal Group has a minority economic interest in Cardinal, we have the sole voting interest in, operate, and control all of the business and affairs of Cardinal and its subsidiaries, and through Cardinal conduct our business. As a result, Cardinal Group consolidates Cardinal and has recorded a significant noncontrolling interest in a consolidated entity in our condensed consolidated financial statements for the economic interest in Cardinal held by the Continuing Equity Holders.

Because the IPO and the Reorganization resulted in a change to our organizational structure, the historical financial statements, which do not reflect certain items that affect our results of operations and financial position since the IPO and the Reorganization, may not give you an accurate indication of what our actual results would have been if the transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. This section of this Report generally discusses year-to-year comparisons between the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and 2025. The comparison of the consolidated financial results for the three and nine months ended September 30, 2025 refers only to Cardinal and its subsidiaries.

Business Overview

The Company is a full-service, turnkey infrastructure services company operating in the Southeastern United States, specifically North Carolina, South Carolina, and Georgia. We provide a comprehensive suite of infrastructure services to the residential, commercial, industrial, municipal, and state infrastructure markets, including site clearing, grading, erosion control, drilling and blasting, wet utility installations, and related site services. We deliver these services primarily through in-house crews and a fleet of specialized equipment, which enables us to maintain quality control, schedule certainty, and cost efficiency across our project portfolio.

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

Our strategy is grounded in operational discipline, market expansion, and a commitment to integrity from the ground up. Our workforce is the foundation of the Company, and we invest in our crews through structured training, field-based development, and disciplined jobsite safety practices. Our strong culture of safety is also core to the schedule certainty and quality that differentiate us in the market.

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

Recent Transactions

In February 2026, we acquired Sugar Hill, Georgia-based A.L. Grading Contractors ("ALGC"). A fourth-generation, high-growth market leader, ALGC provides comprehensive site development solutions, including residential construction in Georgia and South Carolina, grading, wet utilities, erosion control, and clearing, supporting large-scale commercial and industrial projects. In May 2026, we acquired substantially all of the operating assets of Piedmont Pipe Construction, Inc., a North Carolina corporation ("Piedmont"). Piedmont provides wet utilities services for residential, commercial, and industrial projects across North Carolina and South Carolina. In October 2026, we acquired Allied Paving Contractors, Inc. ("Allied"), an Atlanta-based paving and heavy site construction contractor. In October 2026, we entered into an agreement to acquire Hughes Brothers Construction, Inc. ("Hughes Brothers"), a central Florida-based heavy civil wet utilities and site development contractor. In November 2026, we and Hughes Brothers agreed to postpone the proposed acquisition. Under an amendment to the merger agreement, the transaction will not close before June 30, 2027, unless otherwise agreed by the parties.

These transactions reflect our strategy of expanding capabilities and geographic reach through vertical integration, organic investment and disciplined acquisitions. Following the third-quarter results, our near-term priority is strengthening execution across our existing operations and realizing the benefits of businesses already acquired. See "Note 5. Acquisitions" and "Note 19. Subsequent Events" to the "Notes to the Condensed Consolidated Financial Statements" included under "Item 1. Financial Statements" of this Report for further information.

Key Factors Affecting Our Performance

We believe our future performance will depend on many factors, including those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K.

Executive Summary

For the three and nine months ended September 30, 2026, the Company continued to experience significant growth driven by a combination of organic expansion and acquisitions. Revenues increased 65.1% for the three-month period and 92.2% for the nine-month period compared to the corresponding prior-year periods. Organic growth reflected higher residential project volumes and, for the nine-month period, continued efforts to diversify the Company's customer base in the commercial and industrial end markets, while acquisitions contributed meaningfully to revenue growth in both periods.

The Company's growth was accompanied by increased cost of revenues and lower gross margins. During the third quarter, as additional project information became available, the Company revised estimates of costs to complete on certain projects, resulting in a cumulative catch-up adjustment that reduced gross profit by $13.2 million. Gross margin was also negatively impacted by residential pricing pressure, lower initial bid margins on certain commercial and industrial projects, and higher fuel and transportation costs.

General and administrative expenses also increased as the Company continued to grow and integrate acquired businesses, primarily reflecting expenses from acquired businesses, acquisition-related costs, non-cash stock-based compensation, and increased personnel, systems and other corporate infrastructure costs associated with the Company's increased operational complexity and transition to being a public company. Amortization expense increased primarily as a result of acquired intangible assets, while interest expense increased for the nine-month period due to higher outstanding borrowings used to finance acquisitions.

In response to the third-quarter results, the Company is implementing actions intended to strengthen project selection, estimating, project reviews and operating accountability across the organization. The Company's Chief Operating Officer is taking a more direct role in establishing and implementing consistent operating standards across the Cardinal platform, and the Company intends to engage an independent third-party advisor to support implementation of these operational changes and assess its estimating and project review processes. The Company also agreed to postpone the proposed acquisition of Hughes Brothers as it prioritizes strengthening execution across its existing operations and realizing the benefits of businesses already acquired.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues	$201,927	$122,324	$596,371	$310,236
Cost of revenues	191,123	102,889	527,493	262,581
Gross profit	10,804	19,435	68,878	47,655
Gross margin	5.4%	15.9%	11.5%	15.4%

General and administrative	14,705	5,124	34,128	10,380
Amortization expense	4,889	2,292	13,281	5,601
(Loss) income from operations	(8,790)	12,019	21,469	31,674

Interest expense, net	1,734	1,264	7,446	3,872
Other expense (income), net	1,066	(331)	2,941	(90)
Net (loss) income before taxes	(11,590)	11,086	11,082	27,892

Income tax benefit (expense)	627	(977)	585	(1,691)
Net (loss) income	(10,963)	10,109	11,667	26,201

Less: Net (loss) income attributable to noncontrolling interests	(6,564)	3,016	7,972	6,463
Net (loss) income attributable to Cardinal Infrastructure Group Inc.	$(4,399)	$7,093	$3,695	$19,738

Quarter Ended September 30, 2026, Compared to Quarter Ended September 30, 2025

Revenues increased $79.6 million, or 65.1%, to $201.9 million for the three months ended September 30, 2026 from $122.3 million for the three months ended September 30, 2025, primarily driven by approximately $55.7 million of acquisition-related revenue growth and $23.9 million of organic growth, reflecting higher volume of residential projects and continued expansion across the Company's geographic footprint.

Cost of revenues increased $88.2 million, or 85.8%, to $191.1 million for the three months ended September 30, 2026 from $102.9 million for the three months ended September 30, 2025, primarily due to organic and acquisition-related growth and higher fuel and transportation costs.

Gross margin decreased 10.5 percentage points to 5.4% for the three months ended September 30, 2026 from 15.9% for the three months ended September 30, 2025. During the third quarter, as additional project information became available, the Company revised estimates of costs to complete on certain projects, resulting in a cumulative catch-up adjustment that reduced gross profit by $13.2 million. Gross margin was also negatively impacted by residential pricing pressure, lower initial bid margins on certain commercial and industrial projects, and higher fuel and transportation costs.

General and administrative expenses increased $9.6 million, or 187.0%, to $14.7 million for the three months ended September 30, 2026 from $5.1 million for the three months ended September 30, 2025, primarily due to $3.2 million of non-cash stock-based compensation, $2.3 million of expenses from acquired businesses, $1.8 million of acquisition-related costs, and investments in personnel, systems, and infrastructure to support the growth and increased complexity of the organization.

Amortization increased $2.6 million, or 113.3%, to $4.9 million for the three months ended September 30, 2026 from $2.3 million for the three months ended September 30, 2025 and was primarily attributable to the amortization of acquired intangible assets.

Total net income attributable to noncontrolling interest for the three months ended September 30, 2026 decreased $9.6 million compared to the three months ended September 30, 2025, which primarily reflects the share of net loss allocated to Continuing Equity Holders of LLC Units following the IPO.

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Revenues increased $286.1 million, or 92.2%, to $596.4 million for the nine months ended September 30, 2026 from $310.2 million for the nine months ended September 30, 2025, primarily driven by approximately $144.1 million of organic growth, reflecting higher volume of residential projects and efforts to diversify the Company's customer base in the commercial and industrial end markets, and $142.0 million of acquisition-related revenue growth.

Cost of revenues increased $264.9 million, or 100.9%, to $527.5 million for the nine months ended September 30, 2026 from $262.6 million for the nine months ended September 30, 2025 and was primarily due to organic and acquisition-related growth and higher fuel and transportation costs.

Gross margin decreased 3.9 percentage points to 11.5% for the nine months ended September 30, 2026 from 15.4% for the nine months ended September 30, 2025, primarily reflecting higher fuel and transportation costs, the project estimate revisions recorded during the third quarter, residential pricing pressure, and lower initial bid margins on certain commercial and industrial projects.

General and administrative expenses increased $23.7 million to $34.1 million for the nine months ended September 30, 2026 from $10.4 million for the nine months ended September 30, 2025, primarily due to $5.3 million of expenses from acquired businesses, $4.9 million of acquisition-related costs, $3.7 million of non-cash stock-based compensation, and investments in personnel, systems, and infrastructure to support the growth and increased complexity of the organization.

Amortization increased $7.7 million, or 137.1%, to $13.3 million for the nine months ended September 30, 2026 from $5.6 million for the nine months ended September 30, 2025 and was primarily attributable to the amortization of acquired intangible assets.

Interest expense, net increased $3.6 million, or 92.3%, to $7.4 million for the nine months ended September 30, 2026 from $3.9 million for the nine months ended September 30, 2025 and was related to higher outstanding borrowings to finance acquisitions.

Other expenses, net increased $3.0 million to $2.9 million for the nine months ended September 30, 2026 from other income, net of $0.1 million for the nine months ended September 30, 2025, driven by a loss from partial extinguishments of debt in September 2026 and the remeasurement of the Tax Receivable Agreement liability.

Liquidity and Capital Resources

Overview

We believe our sources of liquidity will be sufficient to support our anticipated operating needs for the next 12 months. We have historically generated cash and funded our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. In the coming 12 months, our primary funding needs will revolve around the completion of projects and operating expenses, including interest on our credit facility. Additionally, we may seek to use our capital to enter new markets or expand in current markets through acquisitions or greenfield startups if we believe such markets fit our business model. To address these short-term liquidity requirements, we anticipate relying on our existing cash and cash equivalents, net cash flows generated by our operations, and availability under our credit facility.

We will continue to evaluate growth and capital alternatives to strengthen our financial position and maintain appropriate leverage to take advantage of trends in the civil infrastructure markets. We expect to pursue strategic uses of cash, such as investing in capital projects or businesses which meet our profitability targets, managing debt balances and, pursuant to our recently authorized share repurchase program, potentially repurchasing shares of our Class A Common Stock.

To the extent our current liquidity is insufficient to fund future activities, we may need to raise additional funds, such as refinancing or securing new secured or unsecured debt, issuing common and preferred equity, disposing of certain assets to fund our operations, and/or other public or private sources of capital. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See "Part I. Item 1A. Risk Factors - Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns." in our 2025 Form 10-K.

Working Capital

As of September 30, 2026, working capital was $393.8 million. We use working capital to support seasonal and other variations in our business, primarily related to the effects of weather conditions on outdoor construction services and the spending patterns of our customers. Working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in the states in which we operate. Seasonal trends, however, can be offset by changes in the timing of projects, which can be affected by project delays or accelerations and/or other factors that may affect customer spending.

Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, transportation costs, and materials requirements that typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in billed and unbilled revenue. As of September 30, 2026, we expect that substantially all of our unbilled receivables will be billed to customers in the ordinary course of business within the next twelve months. Total receivables, which consists of contract billings, unbilled receivables, and retainage, net of allowance, was approximately $209.6 million as of September 30, 2026.

Our payment billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount, generally from 5% to 10% of billings, until the job is completed, which amounts are referred to as "retainage." As part of our ongoing working capital management practices, we evaluate opportunities to improve our working capital cycle through contractual provisions and certain financing arrangements. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects or allow us to pre-bill them for the mobilization of assets and/or crew to project sites and/or for materials purchases up to specified amounts. Vendor terms are generally 30 to 60 days.

Sources and Uses of Cash

Total cash at September 30, 2026 and December 31, 2025 were $335.0 million and $97.1 million, respectively. The following summarizes the sources and uses of our cash flows (in thousands):

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities	$30,335	$26,340
Investing activities	(174,732)	(51,372)
Financing activities	382,251	22,503
Net change in cash	$237,854	$(2,529)

The net change in cash was driven by the Company's follow-on offering of Class A Common Stock in the second quarter and proceeds from notes payable primarily used to fund the acquisition of ALGC and was partially offset by the acquisitions of ALGC and Piedmont.

Debt Financing

We continue to finance our business with a combination of existing cash and cash equivalents, net cash flows generated by our operations, and availability under our October 2025 Credit Facility. At September 30, 2026, the Company had $100.0 million available under the revolving facility and $250.0 million available under the delayed draw term loan. Subsequent to September 30, 2026, we borrowed $46.0 million under the delayed draw term loan facility to fund a portion of the cash consideration for the Allied acquisition. See "Note 10. Debt Arrangements" to the "Notes to the Condensed Consolidated Financial Statements" for a summary of our short-term and long-term debt.

Interest Rate Swap

We are exposed to interest rate risk from variable-rate borrowings. To manage this exposure, we entered into pay-fixed, receive-floating interest rate swaps that are designated as a cash flow hedge under the October 2025 Credit Facility. See "Note 11. Derivatives" and "Note 19. Subsequent Events" to the "Notes to the Condensed Consolidated Financial Statements" for further information.

Leases

As of September 30, 2026, Cardinal has $28.6 million of operating leases and $6.9 million of finance leases, including interest, primarily related to construction and transportation equipment. Of these obligations, $11.0 million of lease payments, including interest, are due in the next 12 months.

Issuance of Common Stock

On June 24, 2026, we completed an underwritten public offering of 4,600,000 shares of our Class A Common Stock at a price of $73.00 per share resulting in net proceeds to the Company of approximately $318.4 million, after underwriting discount and commission and expenses. We used $33.0 million of such net proceeds to repay borrowings outstanding under our October 2025 Credit Facility and intend to use the remaining net proceeds for general corporate purposes, which may include funding for acquisitions, working capital requirements, capital expenditures and the repayment, refinancing, redemption or repurchase of indebtedness or other securities.

Bonding

Surety bonds are required in substantially all publicly funded construction projects. We procure surety bonds to secure our performance and pledge all proceeds and other rights under the related construction contracts to the bond surety company. For the quarter ended September 30, 2026, we generated approximately $4.2 million of our revenue from publicly funded construction projects. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future or being available only at a significantly greater cost. To date, we have not encountered difficulties or material cost increases in obtaining new surety bonds.

Future Contractual Obligations and Commitments

The following summarizes our material contractual obligations and commercial commitments at September 30, 2026 (in thousands):

	Total	2026	2027-2028	2029-2030	Thereafter
Debt obligations (principal)	$203,066	$2,911	$23,426	$28,619	$148,110
Finance lease obligations	6,884	1,013	4,916	955	—
Operating lease obligations	28,556	1,962	12,747	5,177	8,670
Total material contractual obligations	$238,506	$5,886	$41,089	$34,751	$156,780

In October 2026, we acquired Allied, which was financed in part with cash of $88.9 million, and we entered into an agreement to acquire Hughes Brothers. In November 2026, we and Hughes Brothers agreed to postpone the proposed acquisition. Under an amendment to the merger agreement, the transaction will not close before June 30, 2027, unless otherwise agreed by the parties. If consummated, the transaction is expected to be financed in part with cash of $10.5 million and borrowings of $204.0 million under the October 2025 Credit Facility.

Additional Liquidity Requirements

As a holding company, we have no material assets other than our ownership of LLC Units. We have no independent means of generating revenue. Cardinal’s operating agreement provides for the payment of certain distributions to the Continuing Equity Holders and to us in amounts sufficient to cover the income taxes imposed on such members with respect to the allocation of taxable income from Cardinal as well as to cover our obligations under the Tax Receivable Agreement and other administrative expenses.

Regarding the ability of Cardinal to make distributions to us, the terms of its financing arrangements (including the October 2025 Credit Facility) contain covenants that may restrict Cardinal from paying such distributions, subject to certain exceptions. Further, Cardinal will generally be prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Cardinal (with certain exceptions), as applicable, exceed the fair value of its assets.

In addition, under the Tax Receivable Agreement, we will be required to make cash payments to the Continuing Equity Holders equal to 85.0% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (i) Basis Adjustments (as defined in the Tax Receivable Agreement) and (ii) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement. We expect the amount of cash payments that we will be required to make under the Tax Receivable Agreement will be significant. The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing Equity Holders, the amount of gain recognized by the Continuing Equity Holders, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing Equity Holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us.

Additionally, in the event we declare any cash dividends, we intend to cause Cardinal to make distributions to us in amounts sufficient to fund such cash dividends declared by us to our stockholders. Deterioration in the financial condition, earnings, or cash flow of Cardinal for any reason could limit or impair their ability to pay such distributions.

If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if Cardinal does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

See "Part I. Item 1A. Risk Factors - Risks Related to Our Organizational Structure" in our 2025 Form 10-K and "Certain Relationships and Related Party Transactions" in our Registration Statement on Form S-1 (File No. 333-290850) filed with the SEC on December 1, 2025.

Capital Expenditures

Capital expenditures, net of disposals, incurred during the nine months ended September 30, 2026 were $41.6 million and included $11.2 million for the development of an asphalt processing plant in North Carolina. We estimate that we will spend approximately $55.4 million on capital expenditures, net of disposals, during the 2026 fiscal year. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease and other financing arrangements versus purchase decisions based on management’s evaluation of short and long-term equipment requirements. Management expects capital expenditures will be materially higher than the prior year because we built our own asphalt manufacturing plant and are upgrading our fleet to support growth. Capital expenditures, net of disposals, incurred during the nine months ended September 30, 2025 were $31.7 million.

Other Factors Impacting Results of Operations

Backlog

Backlog at period end represents our estimate of future revenue from our construction contracts. Timing of revenue for construction contracts included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations, and reductions in expected future work due to these and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. See "Part I. Item 1A. Risk Factors - Risks Related to Our Business and Industry" in our 2025 Form 10-K.

Backlog is not defined under U.S. GAAP and differs from the remaining performance obligations disclosed in our financial statements. The primary difference is that backlog includes project commitments and signed contracts that have not yet commenced, whereas remaining performance obligations disclosed in our financial statements include only contracts for which performance has begun.

Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. We add the revenue value of new contracts to backlog when secured through negotiated private transactions or when we are the low bidder on a public sector contract and management determines there are no apparent impediments to award. As work progresses, backlog is adjusted to reflect changes in estimated quantities under fixed unit price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenues and costs, including completion penalties and bonuses. Revenue recognized on contracts and contracts cancellations are deducted from backlog.

The following summarizes backlog activity during the periods indicated (in thousands).

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Opening backlog	$682,000	$512,000
Add: New awards and adjustments to existing contracts	729,901	444,000
Less: Revenue recognized on contracts in progress	(596,371)	(310,000)
Ending backlog	$815,530	$646,000

The increase in backlog was primarily due to the ALGC acquisition in February 2026. Based on current project schedules and other assumptions, we expect to recognize from $721.0 million to $797.0 million of our backlog within the twelve months following September 30, 2026. Actual timing and amounts may differ materially due to factors such as changes in project scope or schedules, weather‑related or customer‑driven delays, and contract terminations. We also anticipate generating additional revenues during the same period from new project awards, renewals, and the conversion of verbal or other preliminary commitments into executed contracts.

The following summarizes backlog at the dates indicated, categorized by stage of commitment (in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025
Signed contracts	$640,490	$530,000	$553,000
Letters of intent and issued contracts	$175,040	$152,000	$93,000
Total backlog	$815,530	$682,000	$646,000

Our signed contracts comprise executed agreements covering both active projects in which performance has begun and projects for which performance has not yet commenced. Our letters of intent and issued contracts represent arrangements in which the parties have reached agreement on principal terms, evidenced either by a signed letter of intent or by issuance of a written contract pending execution. Substantially all of the contracts in our backlog may be canceled at the election of the customer. See "Business - Contracts - Contract Management Process" in our 2025 Form 10-K.

Impact of Inflation

The primary inflationary factors affecting our operations are labor, subcontractor costs, fuel/transportation costs, and material costs. In times of low unemployment, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Immigration actions may also affect the availability of labor. Increases in the cost of materials could negatively affect the economic viability of customer projects, and accordingly, demand for our services. Material and commodity prices are subject to volatility due to events outside of our control, such as tariff and trade actions and geopolitical events, which have contributed to recent market fluctuations. Inflation rates in the United States increased significantly over the past several years and, while inflationary pressures have shown signs of moderating, they remain elevated. We expect this high-cost and dynamic environment to continue for the remainder of 2026. Elevated levels of labor, fuel and material costs have in the past and could in the future negatively affect our project margins to the extent that we are unable to pass such cost increases along to our customers. There is uncertainty of what effect, if any, trade tariffs and recent geopolitical events will have on inflation in future periods. Such market and economic volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals, or unexpected changes in the timing, type and scope of project work.

Critical Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the U.S. ("GAAP"). The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As of the date of this report, there are no material changes or updates to the critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations previously disclosed on 2025 Form 10-K, except for the following:

Effective as of January 1, 2026, the Company changed its accounting method for property and equipment from the accelerated method of depreciation to the straight-line method of depreciation.

During the three months ended September 30, 2026, as additional project information became available, the Company revised its estimate of costs to complete on certain projects, resulting in a cumulative catch-up adjustment that reduced gross profit.

See "Note 3. Changes in Accounting Estimates" to the "Notes to the Condensed Consolidated Financial Statements" for further information.

New Accounting Standards

See "Note 4. New Accounting Standards" to the "Notes to the Condensed Consolidated Financial Statements" for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest rate risk relates primarily to fluctuations in variable interest rates on our October 2025 Credit Facility and our cash balance. Our indebtedness as of September 30, 2026 included $196.0 million of variable rate debt and $7.0 million of fixed rate debt. As of September 30, 2026, we held cash of $335.0 million. In January 2026, we entered into an interest rate swap for $60.0 million of the total facility, with principal payment terms that match the underlying credit facility. In August 2026, we entered into an interest rate swap for $39.0 million of the total facility, with principal payment terms that match the underlying credit facility. At September 30, 2026, a 100-basis point (or 1.0%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $1.0 million per year. Terms of the swap fix the overall rate, assuming a term SOFR rate at 3.8% for the January swap and 4.3% for the August swap.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting. The material weaknesses identified in our internal controls over financial reporting are related to information technology general controls, segregation of duties, and ineffective controls over the review of estimates to complete for construction contracts.

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

Remediation steps are being taken to improve the Company’s internal controls over financial reporting to address the underlying causes of the material weaknesses described above, including designing and implementing increased controls along with increased oversight and review of controls. We have taken the following steps to remediate the identified material weaknesses and improve our internal controls over financial reporting: (i) we have hired key personnel with relevant financial reporting and controls expertise to strengthen our finance and accounting function; (ii) we completed the implementation of a new enterprise resource planning ("ERP") system, except for ALGC, which is specifically designed to address our information technology general controls and segregation of duties concerns; and (iii) we are designing and implementing enhanced controls over the review of contract estimates to complete, including standardized supporting documentation and additional levels of management review of contract estimates and related gross margin variances. We continue to evaluate and implement additional remediation initiatives as appropriate.

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

On February 18, 2026, the Company completed the acquisition of ALGC. Consistent with SEC guidance that an assessment of a recently acquired business may be omitted from management’s evaluation of internal control over financial reporting for up to a year from the acquisition and from the annual management report on internal control over financial reporting for the year of acquisition, our management intends to exclude from such evaluation an assessment of the effectiveness of our internal control over financial reporting related to ALGC. ALGC represented 19.3% of our consolidated total assets as of September 30, 2026 and 17.4% of our consolidated revenues for the nine months ended September 30, 2026. We are in the process of reviewing the internal control structure of ALGC and, if necessary, will make appropriate changes as it continues to integrate ALGC into our overall internal control over financial reporting process. We are in the implementation phase of the new ERP for ALGC.

Subsequent to the period ending September 30, 2026, we completed the Allied acquisition as further described in Note 19 to the accompanying condensed consolidated financial statements, included in Item 1 of this quarterly report, and have begun assessing the integration of Allied into the consolidated control environment. We also entered into an agreement to acquire Hughes Brothers. This transaction has been postponed, and under the amended merger agreement the transaction will not close before June 30, 2027, unless otherwise agreed by the parties. We continue to implement and enhance policies, processes, people, technology and operations related to the acquisitions and will continue to evaluate the impact of any related changes to internal controls over financial reporting during the remainder of the year. Other than the changes related to the remediation efforts and acquisitions stated above, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

See "Note 12. Commitments and Contingencies" to the "Notes to the Condensed Consolidated Financial Statements" for further information, which are incorporated by reference herein.

Item 1A. Risk Factors.

In addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission, investors should carefully consider our risk factors, which could materially affect our business, financial condition, or operating results. As of the date of this report, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the 2025 Form 10-K, except for the following:

We may be required to recognize impairment charges related to our goodwill, which could adversely affect our results of operations.

We have a significant amount of goodwill recorded on our consolidated balance sheet. Goodwill is evaluated for impairment annually and more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Such events or circumstances may include, among other things, deterioration in our operating performance, adverse changes in market or industry conditions, changes in our expectations regarding future operating results and cash flows, and sustained declines in our stock price or market capitalization.

During the third quarter of 2026, we performed an interim assessment of goodwill for our reporting units and concluded that no impairment was required as of September 30, 2026. However, the estimated fair values of our reporting units are dependent upon assumptions and estimates that are subject to change. Further deterioration in our operating results, expectations regarding future cash flows, market conditions or the implied value of our equity based on our publicly traded stock price could reduce the estimated fair value of one or more of our reporting units. If such deterioration continues, we may be required to perform additional impairment testing and could recognize a material goodwill impairment charge in a future period. Any such impairment charge would be non-cash but could materially adversely affect our reported results of operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, the Company issued 817,931 shares of Class A Common Stock to stockholders upon the conversion of the same number of shares of our Class B Common Stock and an equal number of LLC Units of Cardinal held by and at the election of such stockholders in accordance with our certificate of incorporation. The issuance of the Class A Common Stock in these transactions was made in reliance on the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of these securities.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

On June 24, 2026, we completed an underwritten public offering of 4,600,000 shares of our Class A Common Stock at a price of $73.00 per share resulting in net proceeds to the Company of approximately $318.4 million, after underwriting discount and commission and expenses. Following the offering, we used $33.0 million of such net proceeds to repay borrowings outstanding under the October 2025 Credit Facility. In the third quarter of 2026, we used $0.3 million of such net proceeds to repay borrowings outstanding under the October 2025 Credit Facility, $3.3 million to pay debt issuance costs related to the September 2026 Credit Facility Amendment, $7.6 million to purchase property and equipment, and intend to use the remaining net proceeds for general corporate purposes, which may include funding for acquisitions, working capital requirements, capital expenditures and the repayment, refinancing, redemption or repurchase of indebtedness or other securities.

Dividends

See "Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of working capital restrictions and other limitations upon the payment of dividends.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Report.

Item 5. Other Information.

During the quarter ended September 30, 2026, other than as disclosed below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

On September 21, 2026, Erik West, President of Cardinal Civil Contracting in the Carolinas, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to an aggregate of 1,222,800 shares of the Company’s Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The shares may be sold pursuant to the plan until December 31, 2027, or earlier if all sales under the plan are completed.

Item 6. Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits of this report and incorporated by reference herein.

Exhibit Index

Incorporation By Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cardinal Infrastructure Group Inc.	8-K	001-43004	3.1	December 12, 2025
3.2	Amended and Restated Bylaws of Cardinal Infrastructure Group Inc.	8-K	001-43004	3.2	December 12, 2025
10.1	Second Amendment to Credit Agreement, dated as of September 10, 2026, by and among Cardinal Civil Contracting, LLC, Cardinal Civil Contracting Holdings LLC, the subsidiary guarantors party thereto, the lenders party thereto and Truist Bank, as administrative agent, issuing bank and swingline lender.	8-K	001-43004	10.1	September 11, 2026
18.1	Letter of preferability regarding change in accounting principle from Grant Thornton LLP, Independent Registered Public Accounting Firm.	10-Q	001-43004	18.1	May 13, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardinal Infrastructure Group Inc.

Date: November 12, 2026	By:	/s/ Jeremy Spivey
Jeremy Spivey
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Mike Rowe
Mike Rowe
Chief Financial Officer (Principal Financial Officer)